Form 10-K
period 2014-12-31
Physicians Realty L.P.
filed 2017-02-24
CIK 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-205034-01

PHYSICIANS REALTY L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0941870
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

309 N. Water Street Suite 500 Milwaukee, Wisconsin	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 367-5600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 9, 2015, 3,640,900 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders held on May 7, 2015, which was filed with the Securities and Exchange Commission on March 25, 2015.

EXPLANATORY NOTE

Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership, is filing this Annual Report on Form 10-K for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 in connection with becoming current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Operating Partnership and Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust and the general partner of the Operating Partnership, filed a comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which included selected, unaudited quarterly financial information of the Operating Partnership for 2016 and 2015. Unless otherwise indicated, this report has been prepared as of December 31, 2014 and has not been updated since that time.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” or the “Company” refer to the Operating Partnership, together with its consolidated subsidiaries and the historical business and operations of four healthcare real estate funds that we have classified for accounting purposes as our “Predecessor” and which we sometimes refer to as the “Ziegler Funds.” In this report, all references to “common shares” refer to the common shares of the Trust and references to “the shareholders” refer to shareholders of the common shares of the Trust, and the term “OP Units” refers to partnership interests of the Operating Partnership.

PHYSICIANS REALTY L.P.

Annual Report on Form 10-K for the Year Ended December 31, 2014

Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and, thus, you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions to our OP Unit holders;

•	our limited operating history;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentrations in Texas and metro Atlanta, Georgia causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	changes in our business or strategy;

•	our dependence upon our general partner's key personnel whose continued service is not guaranteed;

•	our general partner's ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and complete acquisitions;

•	competition for investment opportunities;

•	our failure to successfully develop, integrate and operate acquired properties and operations;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	changes in accounting principles generally accepted in the United States (or GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	limitations imposed on our business as a result of our general partner's compliance with complex rules in order for it to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	various other factors may materially adversely affect us, such as:

•                 higher market interest rates;
•              our issuance of OP Units or the perception that such issuance might occur; and
•                 future offerings of debt.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors.”

PART I

ITEM 1. BUSINESS

Overview

We are a self managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. The Trust completed an initial public offering (“IPO”) in July 2013.

We had no business operations prior to the Trust's completion of its IPO and the related formation transactions on July 24, 2013. Our Predecessor, which is not a legal entity, is comprised of the four healthcare real estate funds managed by B.C. Ziegler & Company (“Ziegler”) that owned directly or indirectly interests in entities that owned the initial properties that we acquired on July 24, 2013 in connection with completion of our general partner's IPO and related formation transactions.

The Trust is a self-managed Maryland real estate investment trust (“REIT”) and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the short taxable year ended December 31, 2013. The Trust’s operations are conducted through us and our wholly-owned and majority-owned subsidiaries. The Trust, as our sole general partner, controls our operations and consolidates our assets, liabilities, and results of operations. As of March 9, 2015, the Trust owned approximately 95.0% of the OP Units.

As of December 31, 2014, our portfolio consisted of 87 properties located in 19 states with approximately 3,100,701 net leasable square feet, which were approximately 94.6% leased with a weighted average remaining lease term of approximately 9.6 years and approximately 76.5% of the net leasable square footage of our portfolio was either affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 85% of the annualized base rent payments from our properties as of December 31, 2014 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 15% of the annualized base rent payments from our properties as of December 31, 2014 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2014, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year	Portfolio Lease Expirations
2015	2.8%
2016	3.6%
2017	2.2%
2018	6.6%
2019	6.5%
2020	1.6%
2021	2.4%
2022	3.4%
2023	5.7%
2024	16.9%
Thereafter	42.8%

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in health care related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 10%. We seek to generate attractive risk-adjusted returns through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our OP Units.

Our Objectives and Growth Strategy

Our principal business objective is to provide attractive risk-adjusted returns to our OP Unit holders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and our OP Units. Our primary strategies to achieve our business objective are to invest in, own and manage a diversified portfolio of high quality healthcare properties and pay careful attention to our tenants’ real estate strategies, which we believe will drive high retention, high occupancy and reliable, increasing rental revenue and cash flow.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we only expect to make investments in new development properties when approximately 70% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

•medical office buildings;
•outpatient treatment and diagnostic facilities;
•physician group practice clinics;
•ambulatory surgery centers;
•specialty hospitals and treatment centers;
•acute care hospitals; and
•post-acute care hospitals and long-term care facilities.

We may invest opportunistically in life science facilities, assisted living and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with the intent of our general partner to qualify as a REIT, we may also opportunistically invest in companies that provide healthcare services, in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

In connection with our review and consideration of healthcare real estate investment opportunities, we generally take into account a variety of market considerations, including:

•	whether the property is anchored by a financially-sound healthcare delivery system or whether tenants have strong affiliation to a healthcare delivery system;
•the performance of the local healthcare delivery system and its future prospects;
•property location, with a particular emphasis on proximity to healthcare delivery systems;

•	demand for medical office buildings and healthcare related facilities, current and future supply of competing properties, and occupancy and rental rates in the market;
•population density and growth potential;

•	ability to achieve economies of scale with our existing medical office buildings and healthcare related facilities or anticipated investment opportunities; and
• existing and potential competition from other healthcare real estate owners and operators.

Employees

At December 31, 2014, we had 14 full-time employees, none of whom are subject to a collective bargaining agreement.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2014.

Geographic Concentration

As of December 31, 2014, approximately 41% of our total annualized base rent was derived from properties located in Texas (23%) or metro Atlanta, Georgia (18%). The Texas properties are concentrated in El Paso and Plano.

As a result of this geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to the Trust and the trading price of the Trust's common shares may be adversely affected. See each of the discussion under Item 1A, “Risk Factors,” under the caption “Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $17.2 million, or 26.1%, of the annualized rent from our properties as of December 31, 2014. No one tenant represents more than 7.1% of our total annualized rent. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Credit Facility

Effective September 18, 2014, the credit agreement, dated as of August 29, 2013 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time, the “Prior Credit Agreement”), among us, as borrower, the Trust, certain of our subsidiaries and other affiliates, as guarantors, Regions Bank, as administrative agent, Regions Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto, and all commitments provided thereunder, was terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, we, as borrower, and the Trust and certain subsidiaries and other affiliates of the Trust, as guarantors, entered into a credit agreement (the “Credit Agreement”) with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced the Trust’s senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%, depending on the consolidated leverage ratio outlined below. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Trust's ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, the Trust was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by us, the Trust and each other guarantor and imposes customary covenants on us, the Trust and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, we are subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the consolidated leverage ratio of us, the Trust, and our subsidiaries as follows:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
<35%	LIBOR + 1.50%	0.50%
>35% and <45%	LIBOR + 1.65%	0.65%
>45% and <45%	LIBOR + 1.75%	0.75%
>45% and <50%	LIBOR + 1.85%	0.85%
>50% and <55%	LIBOR + 2.00%	1.00%
>55%	LIBOR + 2.20%	1.20%

We may, at any time, voluntarily prepay any loan under the unsecured revolving credit facility in whole or in part without premium or penalty.

The unsecured revolving credit facility contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. The unsecured revolving credit facility also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the unsecured revolving credit facility.

As of December 31, 2014, there were $138 million of borrowings outstanding under our unsecured revolving credit facility and $189 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

As of March 9, 2015, there were no borrowings outstanding under our unsecured revolving credit facility and $327 million is available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties may affect our results of operations.”

Certain Government Regulations

Overview

Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.”

Based on information primarily provided by our tenants and operators as of December 31, 2014 we estimate that approximately 47% of our hospital and long-term acute care hospital tenants’ and operators’ revenues were dependent on Medicare reimbursement.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

Available Information

The Trust's website address is www.docreit.com.  The Trust makes available, free of charge through the Investor Relations portion of its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as soon as reasonably practicable after the Trust or we electronically file such material with, or furnish such materials to, the Securities and Exchange Commission (the “SEC” or the “Commission”). Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on this website. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we or the Trust file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

In addition, the Trust's board of trustees has established a Code of Business Conduct and Ethics that applies to the Trust's officers, including its Chief Executive Officer and President and Chief Financial Officer, its trustees and its employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of the Trust's website (www.docreit.com) under the tab “Governance Documents.” Any amendments to or waivers from the Code of Business Conduct and Ethics will be disclosed on the Trust's website. Information contained on the Trust's website is not part of this report.

ITEM 1A. RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

We have grouped these risk factors into the following general categories:

•Risks related to our business;

•Risks related to the healthcare industry;

•Risks related to the real estate industry;

•Risks related to financings;

•Risks related to our formation and structure; and

•Risks related to our general partner's qualification and operation as a REIT.

Risks Related To Our Business

We are recently formed and have a very limited operating history; therefore there is no assurance that we will be able to achieve our investment objectives.

We commenced operations on July 24, 2013 and have a very limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of investment opportunities, readily accessible short and long-term financing, conditions in the financial markets and economic conditions generally. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.

Our real estate investments are concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified in other segments of the economy.

We acquire, own, manage, operate and selectively develop properties for lease primarily to physicians, hospitals and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2014, approximately 41% of our total annualized rent was derived from properties located in Texas (23%) and metro Atlanta, Georgia (18%).   The Texas properties are concentrated in El Paso and Plano.

As a result of these geographic concentrations, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

We may not realize the benefits that we anticipate from focusing on healthcare properties that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments.

As part of our business strategy, we focus on healthcare properties that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, and develop healthcare properties that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, and develop healthcare properties located in close proximity to a healthcare delivery system or strategically aligned with a healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, or reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. Moreover, building a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare properties could dissolve, and we may not succeed in replacing them. If we do not realize the benefits that we anticipate from this focus and those strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be adversely affected.

Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results depend upon our ability to maintain and increase occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2014, leases representing 2.8%, 3.6% and 2.2% of leasable square feet at our properties will expire in the 2015, 2016 and 2017, respectively. If any of our leases are not renewed, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

We may fail to complete any pending acquisitions, which could have a material adverse impact on our results of operations, earnings and cash flow.

From time to time, we enter into definitive agreements to acquire healthcare properties that are structured as bifurcated transactions (i.e., the closing of the transaction does not occur at the time of the signing of the definitive agreement). The acquisition of any such properties are subject to customary closing conditions, and there can be no assurance that those conditions will be satisfied or that the acquisitions will close on the terms that may be described or at all. Pending acquisitions, whether or not successful, require substantial time and attention from management. Furthermore, any such pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. In the event we do not complete any pending acquisitions, these expenses will not be offset by revenues from the investments and we may have issued a significant number of additional common shares without realizing a corresponding increase in earnings and cash flow from the investments. As a result, our failure to complete pending acquisitions could have a material adverse impact on our financial condition, results of operations and the market price of our general partner's common shares.

We may be unable to successfully acquire or develop properties and expand our operations into new or existing markets.

We intend to explore acquisitions or developments of properties in new and existing geographic markets. These acquisitions and developments could divert management’s attention from our existing properties, and we may be unable to retain key employees or attract highly qualified new employees. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets which could adversely affect our ability to successfully expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new markets. Our expansion into new markets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition or development on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing markets, it could adversely affect our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition and results of operations and our ability to make distributions to our OP Unit holders.

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for these assets and therefore likely would increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Some of our existing properties and properties we acquire in the future are and may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Six of our properties (Mid Coast Hospital, Valley West Hospital, Crescent City Surgical Centre, Ortho One — Columbus, Berger Medical Center, and Carmel Medical Pavilion), representing approximately 9% of our total leasable square feet and 11% of our annualized revenue based on rental payments for the month ended December 31, 2014, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our initial properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

Our healthcare properties, the associated healthcare delivery systems with which our healthcare properties are strategically aligned and our tenants may be unable to compete successfully.

Our healthcare properties and the associated healthcare delivery systems with which our healthcare properties are strategically aligned often face competition from nearby hospitals and other healthcare properties that provide comparable services. In addition, pharmacies and other retailers may initiate or expand healthcare clinic operations and services to compete with our tenants in the provision of healthcare delivery systems.  Any of our properties may be materially and adversely affected if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. There are numerous factors that determine the ability of a healthcare delivery system to compete successfully, most of which are outside of our control.

Similarly, our tenants face competition from other medical practices and service providers at nearby hospitals and other healthcare properties. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenants or competitors of the associated healthcare delivery systems with which our healthcare properties are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, our tenants may not be able to successfully compete. Any reduction in rental revenues resulting from the inability of our tenants or the associated healthcare delivery systems with which our healthcare properties are strategically aligned to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered could have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

We may in the future make investments in development projects, which may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.

A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects will be subject to the following risks:

•                 we may be unable to obtain financing for development projects on favorable terms or at all;

•                  we may not complete development projects on schedule or within budgeted amounts;

•
we may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop the property to market standards;

•	development or construction delays may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs;

•                  volatility in the price of construction materials or labor may increase our development costs;

•	hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•                 we may incorrectly forecast risks associated with development in new geographic regions;

•                  tenants may not lease space at the quantity or rental rate levels projected;

•	demand for our development project may decrease prior to completion, including due to competition from other developments; and

•	lease rates and rents at newly developed properties may fluctuate based on factors beyond our control, including market and economic conditions.

If our investments in development projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

•	our joint venture partners may make management, financial and operating decisions with which we disagree or that are not in our best interest;

•               we may be prevented from taking actions that are opposed by our joint venture partners;

•                 our ability to transfer our interest in a joint venture to a third party may be restricted;

•
our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a healthcare related facility or increase our financial commitment to the joint venture;

•
 our joint venture partners may have business interests or goals with respect to the healthcare related facility that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare related facility;

•
 disputes may develop with our joint venture partners over decisions affecting the healthcare related facility or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business and possibly disrupt the daily operations of the healthcare related facility; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partners might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partners, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partners may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In the future, in certain instances, we or our partners may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partners’ interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

RIDEA and operating properties.

We may invest in senior housing facilities or other properties, structured, where applicable, in compliance with RIDEA or other applicable REIT laws or regulations. If so, we will be exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in patient volume and occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation; the availability and increases in cost of labor (as a result of unionization or otherwise) and other risks applicable to operating businesses. Any one or a combination of these factors may adversely affect our revenue and operations.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenue does not increase, which could cause our results of operations to be adversely affected.

Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. Certain costs associated with real estate investments may not be reduced even if a healthcare related facility is not fully occupied or other circumstances cause our revenues to decrease. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our initial properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a healthcare related facility. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry and which would expose us to an increased risk of loss. As a result, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties may affect our results of operations.

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such property. In addition to these costs, the past or present owner or tenant of a property from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such property or to borrow by using such property as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we incur substantial costs to comply with these environmental laws or we are held liable under these laws, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our healthcare properties, or restrict certain further renovations of the buildings, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. We have not conducted a detailed audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

Acquiring outstanding mortgages or other debt secured by a healthcare related facility or land suitable for development as a healthcare related facility may expose us to risks of costs and delays in acquiring the underlying property.

We may decide to acquire outstanding mortgages or other debt secured by a healthcare related facility or land suitable for development as a healthcare related facility from lenders and investors if we believe we can ultimately foreclose or otherwise acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure or other means. However, if we do acquire such debt, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the mortgage or other debt that we acquire is in default.

We have now, and may have in the future, exposure to contingent rent escalators, which can hinder our growth and profitability.

We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalations. Leases in the future may contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the revenues generated by our triple-net-leased properties do not meet the specified parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these leases.

We may not be able to maintain or expand our relationships with our existing and future hospital and healthcare delivery system clients.

The success of our business depends, to a large extent, on our current and future relationships with hospital and healthcare delivery system clients. We invest a significant amount of time to develop, maintain and be responsive to these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management and projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

Our investments in real estate-related investments will be subject to the risks typically associated with real estate, which may have a material effect on your investment.

Our loans held for investment generally will be directly or indirectly secured by a lien on real property, or the equity interests in an entity that owns real property, that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at or above the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments in mortgage-related securities, collateralized debt obligations and other real estate-related investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•                natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•                adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and the potential for uninsured or underinsured property losses.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as property taxes, operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of the borrowers to pay their loans, as well as on the value that we can realize from assets we own or acquire.

Our investments in, or originations of, senior debt or mezzanine debt will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in, or originate, senior debt or mezzanine debt. These investments will involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the entity’s other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also will subject us to the risks inherent with real estate investments referred to previously, including:

•risks of delinquency and foreclosure, and risks of loss in the event thereof;

•the dependence upon the successful operation of, and net income from, real property;

•risks generally incident to interests in real property; and

•risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments and the ability of our borrowers to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could disrupt our business and compromise confidential information and of ours and third parties, including our tenants.

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

The Affordable Care Act is changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay a small percentage of those additional costs beginning in 2017. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.

On March 4, 2015, the United States Supreme Court (“USSC”) will consider in King v. Burwell (Docket No. 14-114) whether the U.S. Internal Revenue Service may extend tax credits subsidies to health insurance purchased through exchanges established by the U.S. federal government under Section 1321 of the Patient Protection and Affordable Care Act. If the USSC rules the subsidies are not permitted by the Affordable Care Act, millions of Americans who purchased health insurance coverage residing in 34 states could default on their obligation to pay for their health insurance coverage and thus their ability to pay for health care services. Such default could adversely affect our tenants and their ability to pay rent to us

Annual statutory and regulatory policy decisions may impact one or more specific unique providers that lease space in any of our facilities. For example, on April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which in part amended an existing statutory moratorium on the establishment of new long-term care hospitals (“LTCH”), the establishment of new LTCH satellite facilities, and bed increases within such existing facilities effective for the period April 1, 2014 through September 30, 2017. The present moratorium is similar to a moratorium that expired December 28, 2012, but unlike the expired moratorium, does not include any exceptions that would allow for bed increases at existing LTCHs or LTCH satellite facilities. Pursuant to the new law, limited exceptions apply to the moratorium on the establishment of new LTCHs and new LTCH satellite facilities. To qualify for the exception, a hospital or entity must have satisfied one of the following: (1) begun its qualifying period for payment as an LTCH; (2) entered into a binding written agreement with an outside, unrelated party for the actual construction, renovation, lease or demolition for an LTCH, and have expended, before April 1, 2014, at least 10 percent of the estimated cost of the project or, if less, $2.5 million; or (3) obtained a certificate of need, as may be required, in a certificate-of-need state. The Centers for Medicare and Medicaid Services (CMS) has issued a proposed rule addressing the moratorium and exceptions thereto but to date no final rule has been implemented. This law directly applies to our existing tenant, LifeCare Hospitals in each of Plano, Texas, Fort Worth, Texas and Pittsburgh, Pennsylvania facilities but does not directly impact any of our existing facilities, as it only applies to the Medicare participation of facilities that are not already participating in the Medicare program as LTCHs.

Many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through certificate of need, or CON, laws, which by way of example may include regulation of certain types of beds, medical equipment and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations or failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our OP Unit holders.

The healthcare industry is currently experiencing, among other things:

• changes in the demand for and methods of delivering healthcare services;

•changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures; and

•increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.

Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimates the reductions required by the Affordable Care Act over the next ten years will include $415 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers.

The slowdown in the United States economy has negatively affected state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

Our tenants and our company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

These laws include without limitation:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any federal or state healthcare program patients;

•
the Federal Physician Self-Referral Prohibition (commonly called the “Stark Law”), which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;

•	the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and

•	state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare properties. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our OP Unit holders and the trading price of our general partner's common shares. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our OP Unit holders and the trading price of our general partner's common shares.

Risks Related to the Real Estate Industry

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions as well as the value of our initial properties. These events include, but are not limited to:

•
 vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for healthcare properties and changes in the demand for certain healthcare-related properties;

•increases in the supply of medical office space;

•
increases in expenses associated with our real estate operations, including, but not limited to, insurance costs, third party management fees, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and restrictions on our ability to pass such expenses on to our tenants; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies associated with real estate, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the recent U.S. economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share trading price of the general partner's common shares and ability to satisfy our debt service obligations and to make distributions to our OP Unit holders could be adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of any of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our OP Unit holders and the trading price of the general partner's common shares.

Uncertain market conditions could cause us to sell our healthcare properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. The Trust's senior management team and its board of trustees may exercise their discretion as to whether and when to sell a healthcare related facility, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare properties, we may not be able to sell our properties at a profit in the future or at all. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare property could adversely impact our ability to make debt payments and our ability distributions to our OP Unit holders.

Our assets may be subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. We recognized a $0.3 million impairment loss on a medical office building in Pickerington, Ohio, and a $1.5 million impairment loss on a medical office building in Lansing, Michigan. Both properties are vacant. The fair market value of the Ohio property was determined based on an accepted arms-length offer to purchase the property and the fair market value of the Lansing, Michigan property was determined by a third party valuation firm. For both properties, the impairment was assessed because the property’s carrying amount exceeded its estimated fair value.

Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We have originated two mezzanine loans and in the future, we may originate further mezzanine loans or other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such mezzanine loan. If a borrower defaults on a mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some mezzanine loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our OP Unit holders.

Risks Related to Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary for the Trust to qualify as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2014, we had approximately $78.1 million of mortgage debt on individual properties. During January 2015, we have assumed an additional $5.8 million of mortgage debt in connection with a property acquisition. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears, or is expected to bear, interest at variable rates, an increase in interest rates could materially increase our interest expense;

•we may fail to effectively hedge against interest rate volatility;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms if we are able to do so at all;

•after debt service, the amount available for distributions to our OP Unit holders is reduced;

•our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•
we may violate financial covenants contained in our various loan documents which would cause a default on our obligations, giving lenders various remedies, including increased interest rates, foreclosure and liability for additional expenses;

•
we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness and result in the foreclosures of other properties.

The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

We rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order for the Trust to qualify as a REIT under the Code, it is required, among other things, to distribute each year to its shareholders at least 90% of its taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of our general partner's common shares. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2014, our indebtedness represented approximately 26.6% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments and to pay distributions to our OP Unit holders. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our OP Unit holders.

As of December 31, 2014, we had approximately $142.4 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2014 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by the Trust's need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

Our ability to issue equity to expand our business will depend, in part, upon the market price of our general partner's common shares, and our failure to meet market expectations with respect to our business could negatively affect the market price of our general partner's common shares and thereby limit our ability to raise capital.

The availability of equity capital to us will depend, in part, upon the market price of our general partner's common shares which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•the extent of investor interest;

•	our general partner's ability to satisfy the distribution requirements applicable to REITs;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•our financial performance and that of our tenants;

•analyst reports about the Trust and the REIT industry;

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our general partner's common shares to demand a higher annual yield from future distributions;

•	a failure to maintain or increase our dividends to our OP Unit holders, which is dependent in part upon increased revenue from additional acquisitions and rental increases; and

•other factors such as governmental regulatory action and changes in REIT tax laws.

Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our general partner's common shares and, as a result, the cost and availability of equity capital to us.

Increases in market interest rates may have an adverse effect on the trading prices of our general partner's common shares as prospective purchasers of our general partner's common shares may expect a higher dividend yield and as an increased cost of borrowing may decrease our funds available for distribution.

One of the factors that influences the trading prices of our general partner's common shares is the dividend yield on the common shares (as a percentage of the price of the common shares) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our general partner's common shares to expect a higher dividend yield (with a resulting decline in the trading prices of the common shares) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our general partner's common shares to decrease.

Risks Related to Our Portfolio and Structure

We did not use third party appraisals of our initial properties to determine the consideration paid in the formation transactions. As a result, the value of the consideration paid for our initial properties in the formation transactions may exceed their aggregate fair market value.

We did not use third party appraisals or obtain any independent third party valuations or fairness opinions in establishing the consideration paid for our initial properties contributed to us in connection with our formation transactions. We issued OP Units and assumed certain indebtedness secured by the initial properties in exchange for the contribution of the initial properties. The total value of the consideration issued in exchange for the contribution of ownership interests in the initial properties may have exceeded the fair market value of such assets. Upon a sale of any of the initial properties, we may not realize the value that we attributed to such property at the time of the Trust's IPO.

We may have assumed unknown liabilities in connection with the formation transactions which could result in unexpected liabilities and expenses.

As part of the acquisition of our initial properties, we received certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to this report (including those that had not been asserted or threatened prior to this report), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares may be adversely affected.

Our title insurance policies may not cover all title defects.

Each of our properties is insured by a title insurance policy. We did not, however, obtain new owner’s title insurance policies in connection with the acquisition of all of our initial properties in the formation transactions. In some instances, these title insurance policies are effective as of the time of the initial acquisition or later refinancing of the relevant property by the prior owner of such property. For such properties, it is possible that there may be title defects that have arisen since such acquisition or refinancing for which we will have no title insurance coverage. If there were a material title defect related to any of our properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.

We did not obtain new Phase I environmental site assessments for our initial properties in connection with our formation transactions, and the assessments our Predecessor obtained before their acquisition of these properties do not provide assurance that we will not be exposed to environmental liabilities at our initial properties.

We did not obtain new Phase I environmental site assessments with respect to all of our initial properties in connection with the formation transactions. No assurances can be given that any of the prior Phase I environmental site assessments previously obtained by the prior owner identify all environmental conditions impacting the properties because material environmental conditions may have developed since the Phase I environmental site assessments were conducted. The Phase I environmental site assessments are also of limited scope and do not include comprehensive asbestos, lead-based paint or lead in drinking water assessments. Therefore, the initial properties developed earlier than 1989 may contain such hazardous substances. Comprehensive mold and radon assessments also were not conducted and some of the initial properties were identified in areas with radon levels above action levels for residential buildings by the Environmental Protection Agency. We also cannot guarantee that a prior owner or tenant of our initial properties or that an adjacent property owner has not created a material environmental condition that is unknown to us or that there are no other unknown material environmental conditions as to any one or more of our initial properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may arise in the future. The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our OP Unit holders and the trading price of our general partner's common shares.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our general partner's common shares less attractive to investors.

The Jumpstart Our Business Startups Act, or the “JOBS Act” contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404;

•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;

•
comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;

•provide certain disclosure regarding executive compensation required of larger public companies; or

•hold shareholder advisory votes on executive compensation.

We cannot predict if investors will find our general partner's common shares less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find our general partner's common shares less attractive as a result, there may be a less active trading market for our general partner's common shares, the per share trading price of our general partner's common shares could decline and may be more volatile.

We expect that we will no longer be an emerging growth company next year.

We will be subject to the requirements of the Sarbanes-Oxley Act of 2002.

As long as we remain an emerging growth company, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act of 2002. See “Part I, Item 1A. Risk Factors — We are an ‘emerging growth company,’ and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our general partner's common shares less attractive to investors.”

However, after we are no longer an emerging growth company under the JOBS Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31 subsequent to the period covered by this report. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our general partner's common shares.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, the President and Chief Executive Officer of our general partner, Mr. Theiler, the Executive Vice President and Chief Financial Officer of our general partner, Mr. Sweet, the Executive Vice President and Chief Investment Officer of our general partner, Mr. Lucey, the Senior Vice President—Principal Accounting and Reporting Officer of our general partner, Mr. Theine, the Senior Vice President of Asset and Investment Management of our general partner and Mr. Page, the Senior Vice President and General Counsel of our general partner. The Trust does not maintain key person life insurance on any of these officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that the Trust's senior management team has developed over time.

Although the Trust has entered into employment agreements with Messrs. Thomas, Theiler, Sweet, Lucey, Theine and Page, we cannot provide any assurance that any of them will remain employed by the Trust. The ability to retain the senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, the senior management team could adversely affect our business and prospects.

Our use of OP Units as currency to acquire properties could result in shareholder dilution of our general partner's shareholders and/or limit our ability to sell such properties, which could have a material adverse effect on us.

We may continue to acquire some properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in shareholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.

Conflicts of interest could arise as a result of our UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Trust, on the other. The Trust's trustees and officers have duties to the Trust under applicable Maryland law in connection with their management of the Trust. At the same time, the Trust, as our general partner, has fiduciary duties to us and our limited partners under Delaware law in connection with the management of our business. The Trust's duties, as our general partner, to us and our limited partners may come into conflict with the duties of the trustees and officers to the Trust.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, our partnership agreement expressly limits the Trust's liability by providing that the Trust, as our general partner, and its trustees and officers are not be liable or accountable in damages to us, our limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the Trust or its trustees or officers acted in good faith. In addition, we are required to indemnify the Trust, its affiliates and each of its respective officers and trustees, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to our operations, provided that we will not indemnify any such person for (1) acts or omissions committed in bad faith or that were the result of active and deliberate dishonesty, (2) any transaction for which such person received an improper personal benefit in money, property or services, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in our partnership agreement that purport to waive or restrict the Trust's fiduciary duties that would be in effect under common law were it not for our partnership agreement.

We may change our business, investment and financing strategies without the Trust's shareholders' approval.

We may change our business, investment and financing strategies without a vote of, or notice to, the Trust's shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to approval of the Trust's shareholders. Furthermore, we may determine that healthcare properties do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our financial condition, results of operations and our ability to make distributions to our OP Unit holders.

Certain provisions in our partnership agreement may delay or prevent unsolicited acquisitions of us.

Provisions in our partnership agreement may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some Trust shareholders might consider such proposals, if made, desirable. These provisions include, among others:

•redemption rights;

•	a requirement that the Trust may not be removed as our general partner without its consent;

•transfer restrictions on OP Units;

•
the Trust's ability, as our general partner, in some cases, to amend our partnership agreement and to cause us to issue units with terms that could delay, defer or prevent a merger or other change of control of us without the consent of our limited partners; and

•
the right of our limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by the Trust's shareholders.

The Trust's declaration of trust and bylaws, Maryland law and our partnership agreement also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for the Trust's common shares or that the Trust's shareholders otherwise believe to be in their best interest.

We may issue additional OP Units to third parties without the consent of the Trust's shareholders, which would reduce the Trust's ownership percentage in us and could have a dilutive effect on the amount of distributions we make to the Trust and, therefore, the amount of distributions the Trust can make to its shareholders.

As of December 31, 2014, the Trust owned 94.1% of our outstanding OP Units. We may, in connection with our acquisition of properties or otherwise, issue additional OP Units to third parties. Such issuances would reduce the Trust's ownership percentage in us and could affect the amount of distributions made by us to the Trust and, therefore, the amount of distributions the Trust can make to its shareholders. The Trust's shareholders do not directly own OP Units, and thus, do not have any voting rights with respect to any such issuances or other of our partnership level activities.

Risks Related to our General Partner's Qualification and Operation as a REIT

Our general partner's compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, our general partner must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its shareholders and the ownership of its shares of beneficial interest. In order to enable our general partner to meet these tests, we may be required to forego investments we might otherwise make. Thus, our general partner's compliance with the REIT requirements may hinder our performance.

If our general partner fails to comply with certain of these requirements at the end of any calendar quarter, it must correct these failures within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our OP Unit holders.

If we fail to qualify as a partnership for federal income tax purposes, our general partner would cease to qualify as a REIT and suffer other adverse consequences.

We believe that we will be treated as a partnership for federal income tax purposes. As a partnership, we will not be subject to federal income tax on our income. Instead, each of our partners will be allocated, and may be required to pay tax with respect to, its share of our income. We cannot assure you, however, that the IRS will not challenge our status as a partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, our general partner would fail to meet certain of the tests applicable to REITs and, accordingly, it would likely cease to qualify as a REIT. Also, our failure or the failure of any of our subsidiary partnerships to qualify as a partnership could cause us or such partnership to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to our OP Unit holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Properties

The table below sets forth certain information regarding the 87 properties in our portfolio as of December 31, 2014:

PROPERTY	PROPERTY TYPE	PROPERTY LOCATION	YEAR BUILT	% OWNED	NET LEASABLE SQUARE FOOTAGE	% LEASED	ANNUALIZED BASE RENT(1) (thousands)	ANNUALIZED BASE RENT PER LEASED SQUARE FOOT	HEALTHCARE DELIVERY SYSTEM AFFILIATION	PRINCIPAL TENANTS
									INITIAL PROPERTIES (2)
Arrowhead Commons	Medical Office Building	Phoenix, AZ	2,004,000	100.0%	12,800	85.0%	$261	$24.00	N/A	Paseo Family Physicians
Aurora Medical Office Building	Medical Office Building	Green Bay, WI	2,010,000	100.0%	9,112	100.0%	$191	$20.96	Aurora Health Care	Aurora Health Care
Austell Medical Office Building	Medical Office Building	Atlanta, GA	1,971,000	100.0%	14,598	78.5%	$183	$15.97	Northside Hospital	Northside Hospital
Canton Medical Office Building	Medical Office Building	Atlanta, GA	1,994,000	51.0%	38,098	100.0%	$817	$21.44	Northside Hospital	Northside Hospital
Decatur Medical Office Building	Medical Office Building	Atlanta, GA	1,974,000	100.0%	13,300	100.0%	$357	$26.84	N/A	Georgia Urology, P.A.
El Paso Medical Office Building	Medical Office Building	El Paso, TX	1,987,000	100.0%	21,777	100.0%	$374	$17.17	HCA	HCA—Del Sol Medical Center
Farmington Professional Pavilion	Medical Office Building	Detroit, MI	1,972,000	100.0%	21,338	57.5%	$189	$15.40	Botsford Hospital	Botsford Hospital, Farmington Dermatology
Firehouse Square	Medical Office Building	Milwaukee, WI	2,002,000	100.0%	17,265	100.0%	$393	$22.76	Aurora Health Care	Aurora Health Care
Hackley Medical Center	Medical Office Building	Grand Rapids, MI	1,968,000	100.0%	44,089	85.9%	$682	$18.00	Trinity Health	Hackley Hospital, Port City Pediatrics
Ingham Regional Medical Center	Medical Office Building	Lansing, MI	1,994,000	100.0%	26,783	—%	—	$—	N/A	N/A
MeadowView Professional Center	Medical Office Building	Kingsport, TN	2,005,000	100.0%	64,200	100.0%	$1,539	$23.97	Holston Medical Group	Holston Medical Group
Mid Coast Hospital Medical Office Building	Medical Office Building	Portland, ME	2,008,000	66.3%	44,677	100.0%	$1,205	$26.97	Mid Coast Hospital	Mid Coast Hospital
New Albany Professional Building	Medical Office Building	Columbus, OH	2,000,000	100.0%	17,213	75.1%	$177	$13.69	N/A	Rainbow Pediatrics
Northpark Trail	Medical Office Building	Atlanta, GA	2,001,000	100.0%	14,223	37.4%	$66	$12.39	N/A	Georgia Urology, P.A.
Remington Medical Commons	Medical Office Building	Chicago, IL	2,008,000	100.0%	37,240	75.7%	$704	$24.98	Adventist	Fresenius Dialysis, Gateway Spine and Pain
Stonecreek Family Health Center	Medical Office Building	Columbus, OH	1,996,000	100.0%	20,329	—%	—	$—	N/A	N/A
Summit Healthplex	Medical Office Building	Atlanta, GA	2,002,000	100.0%	67,333	100.0%	$1,720	$25.54	Piedmont	Georgia Bone and Joint, Piedmont Hospital
Valley West Hospital Medical Office Building	Medical Office Building	Chicago, IL	2,007,000	100.0%	38,717	96.1%	$779	$20.93	Kish Health System	Valley West Hospital, Midwest Orthopedics
INITIAL PROPERTIES TOTAL/WEIGHTED AVERAGE					523,092	82.6%	$9,637	$22.31
Completed Acquisitions Since the IPO (3)
21st Century Radiation Oncology Centers — Sarasota	Medical Office Building	Sarasota, FL	1,975,000	100.0%	21,400	100.0%	$660	$30.84	21st Century Oncology	21st Century Oncology
21st Century Radiation Oncology Centers - Venice	Medical Office Building	Venice, FL	1,987,000	100.0%	10,100	100.0%	$345	$34.16	21st Century Oncology	21st Century Oncology
21st Century Radiation Oncology Centers - Engelwood	Medical Office Building	Engelwood, FL	1,992,000	100.0%	7,000	100.0%	$213	$30.43	21st Century Oncology	21st Century Oncology

21st Century Radiation Oncology Centers — Port Charlotte	Medical Office Building	Port Charlotte, FL	1,996,000	100.0%	8,395	100.0%	$255	$30.38	21st Century Oncology	21st Century Oncology
Central Ohio Neurosurgical Surgeons Medical Office	Medical Office Building	Columbus, OH	2,007,000	100.0%	38,891	100.0%	$818	$21.03	N/A	CONS
Crescent City Surgical Centre	Hospital	New Orleans, LA	2,010,000	100.0%	60,000	100.0%	$3,090	$51.50	Crescent City Surgical Centre	Crescent City Surgical Centre
Eagles Landing Family Practice Medical Office Building	Medical Office Building	McDonough, GA	2,007,000	100.0%	17,733	100.0%	$403	$22.73	N/A	Eagles Landing Family Practice
Eagles Landing Family Practice Medical Office Building	Medical Office Building	Jackson, GA	2,006,000	100.0%	14,269	100.0%	$324	$22.71	N/A	Eagles Landing Family Practice
Eagles Landing Family Practice Medical Office Building	Medical Office Building	Conyers, GA	2,008,000	100.0%	18,014	100.0%	$409	$22.70	N/A	Eagles Landing Family Practice
Eagles Landing Family Practice Medical Office Building	Medical Office Building	McDonough, GA	2,010,000	100.0%	18,695	100.0%	$424	$22.68	N/A	Eagles Landing Family Practice
East El Paso Medical Office Building	Medical Office Building	El Paso, TX	2,004,000	99.0%	41,007	100.0%	$591	$14.41	Foundation Healthcare Inc.	EEPPMC Partners, LLC
East El Paso Surgical Hospital	Hospital	El Paso, TX	2,004,000	99.0%	77,000	100.0%	$3,381	$43.91	Foundation Healthcare Inc.	East El Paso Physicians Medical Center, LLC
Foundation San Antonio Surgical Hospital	Hospital	San Antonio, TX	2,007,000	100.0%	45,954	100.0%	$2,300	$50.05	Foundation Healthcare Inc.	Foundation Bariatric Hospital of San Antonio, L.L.C
Foundation San Antonio Healthplex	Medical Office Building	San Antonio, TX	2,007,000	100.0%	22,832	100.0%	$602	$26.37	Foundation Healthcare Inc.	Foundation Healthcare Inc.
Foundation Surgical Affiliates Medical Office Building	Medical Office Building	Oklahoma City, OK	2,004,000	99.0%	52,000	100.0%	$1,273	$24.48	Foundation Healthcare Inc.	Foundation Surgical Affiliates
Great Falls Ambulatory Surgery Center	Medical Office Building	Great Falls, MT	1,999,000	100.0%	12,636	100.0%	$346	$27.38	N/A	Great Falls Clinic Surgery Center LLC
LifeCare LTACH — Fort Worth	Post-Acute Hospital	Fort Worth, TX	1,985,000	100.0%	80,000	100.0%	$2,200	$27.50	LifeCare Hospitals	LifeCare Holdings, LLC
LifeCare LTACH — Pittsburgh	Post-Acute Hospital	Pittsburgh, PA	1,987,000	100.0%	154,910	100.0%	$1,040	$6.71	LifeCare Hospitals	LifeCare Holdings, LLC
LifeCare Plano LTACH	Post-Acute Hospital	Plano, TX	1,987,000	100.0%	75,442	100.0%	$1,457	$19.31	LifeCare Hospitals	LifeCare Holdings, LLC
Peachtree Dunwoody Medical Center	Medical Office Building	Atlanta, GA	1,987,000	100.0%	131,368	94.7%	$3,651	$29.34	Northside	Northside Hospital
Pensacola Medical Office Building	Medical Office Building	Pensacola, FL	2,012,000	100.0%	20,319	100.0%	$609	$29.97	N/A	N/A
South Bend Orthopaedics Medical Office Building	Medical Office Building	Mishawaka, IN	2,007,000	100.0%	45,198	100.0%	$1,195	$26.44	N/A	South Bend Orthopaedics
PinnacleHealth Medical Office Building	Medical Office Building	Harrisburg, PA	1,990,000	100.0%	27,601	100.0%	$614	$22.25	Pinnacle Health Hospitals	Pinnacle Health Hospitals
Pinnacle Health Medical Office Building	Medical Office Building	Carlisle, PA	2,002,000	100.0%	10,485	100.0%	$265	$25.27	Pinnacle Health Hospitals	Pinnacle Health Hospitals
Grenada Medical Complex	Medical Office Building	Grenada, MS	1,975,000	100.0%	52,941	94.7%	$1,071	$21.36	N/A	N/A
Mississippi Ortho Medical Office Building	Medical Office Building	Jackson, MS	1,987,000	100.0%	44,269	100.0%	$1,319	$29.80	N/A	N/A
Carmel Medical Pavilion	Medical Office Building	Carmel, IN	1,993,000	100.0%	28,572	100.0%	$350	$12.25	St. Vincent’s	St. Vincent’s
Renaissance Ambulatory Surgery Center	Medical Office Building	Oshkosh, WI	2,007,000	100.0%	24,622	100.0%	$703	$28.55	ThedaCare	ThedaCare
Presbyterian Medical Plaza	Medical Office Building	Monroe, NC	2,008,000	100.0%	29,422	100.0%	$611	$20.77	Novant	Novant
Summit Urology	Medical Office Building	Bloomington, IN	1,996,000	100.0%	15,946	100.0%	$386	$24.21	N/A	Surgicare, LLC
500 Landmark	Medical Office Building	Bloomington, IN	2,000,000	100.0%	65,000	100.0%	$1,319	$20.29	N/A	Premier Healthcare
550 Landmark	Medical Office Building	Bloomington, IN	2,000,000	100.0%	15,000	100.0%	$282	$18.80	N/A	Premier Healthcare
574 Landmark	Medical Office Building	Bloomington, IN	2,004,000	100.0%	10,000	100.0%	$187	$18.70	N/A	Premier Healthcare

Carlisle II MOB	Medical Office Building	Carlisle, PA	1,996,000	100.0%	13,245	100.0%	$251	$18.95	Carlisle Regional Medical Center	Carlisle Regional Medical Center
Surgical Institute of Monroe	Medical Office Building	Monroe, MI	2,010,000	100.0%	24,500	100.0%	$480	$19.59	ProMedica	The Surgical Institute of Monroe Ambulatory Surgery Center
The Oaks @ Lady Lake	Medical Office Building	Lady Lake, FL	2,011,000	100.0%	27,992	100.0%	$739	$26.40	Munroe Regional Health System	Munroe Regional Health System
Mansfield ASC	Medical Office Building	Mansfield, TX	2,010,000	100.0%	15,662	100.0%	$633	$40.42	N/A	Baylor Surgicare
Eye Center of Southern Indiana	Medical Office Building	Bloomington, IN	1,995,000	100.0%	32,096	100.0%	$883	$27.51	N/A	Eye Center of Southern Indiana
Wayne State	Medical Office Building	Troy, MI	1,986,000	100.0%	176,000	100.0%	$3,168	$18.00	Wayne State University Physician Group	Wayne State University Physician Group
Zangmeister	Medical Office Building	Columbus, OH	2,007,000	100.0%	109,667	100.0%	$2,555	$23.30		Mid Ohio Oncology
Ortho One - Columbus	Medical Office Building	Columbus, OH	2,009,000	100.0%	75,873	100.0%	$1,463	$19.28	N/A	Orthopedic One
Ortho One - Westerville	Medical Office Building	Columbus, OH	2,007,000	100.0%	19,876	100.0%	$382	$19.22	N/A	Orthopedic One
Berger Medical Center	Medical Office Building	Columbus, OH	2,007,000	100.0%	31,528	77.7%	$509	$20.78	Berger Hospital	Berger Hospital
El Paso - Lee Trevino	Medical Office Building	El Paso, TX	1,983,000	100.0%	75,484	92.8%	$1,092	$15.59	N/A	EPOSG Clinic
El Paso - Murchison	Hospital	El Paso, TX	1,970,000	100.0%	86,971	100.0%	$2,310	$26.56	N/A	El Paso Specialty Hospital, EPOSG Clinic
El Paso - Kenworthy	Medical Office Building	El Paso, TX	1,983,000	100.0%	16,245	73.6%	$457	$38.23	N/A	EPOSG Clinic
Pinnacle - 32 Northeast	Medical Office Building	Harrisburg, PA	1,994,000	100.0%	19,110	100.0%	$364	$19.05	Pinnacle Health Systems	Pinnacle Health Systems
Pinnacle - 4518 Union Deposit	Medical Office Building	Harrisburg, PA	2,000,000	100.0%	39,009	89.5%	$651	$18.65	Pinnacle Health Systems	Pinnacle Health Systems
Pinnacle - 4520 Union Deposit	Medical Office Building	Harrisburg, PA	1,997,000	100.0%	10,200	100.0%	$162	$15.88	Pinnacle Health Systems	Tristan Associates
Pinnacle - 240 Grandview	Medical Office Building	Harrisburg, PA	1,980,000	100.0%	19,446	100.0%	$370	$19.03	Pinnacle Health Systems	Pinnacle Health Systems
Pinnacle - Market Place Way	Medical Office Building	Harrisburg, PA	2,004,000	100.0%	30,000	100.0%	$332	$11.07	Pinnacle Health Systems	Pinnacle Health Systems
CRHS - 2000 10th Avenue	Medical Office Building	Columbus, GA	1,989,000	100.0%	40,341	83.2%	$471	$14.04	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1942 North Avenue	Medical Office Building	Columbus, GA	1,971,000	100.0%	6,808	100.0%	$94	$13.81	Columbus Regional Health System	Columbus Regional Health System
CRHS - 920 18th Street	Medical Office Building	Columbus, GA	1,982,000	100.0%	6,055	100.0%	$89	$14.70	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1900 10th Avenue	Medical Office Building	Columbus, GA	1,976,000	100.0%	50,930	94.2%	$740	$15.43	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1800 10th Avenue	Medical Office Building	Columbus, GA	1,980,000	100.0%	38,650	100.0%	$626	$16.20	Columbus Regional Health System	Columbus Regional Health System
CRHS - 705 17th Street	Medical Office Building	Columbus, GA	1,994,000	100.0%	44,995	82.8%	$646	$17.35	Columbus Regional Health System	Columbus Regional Health System
CRHS - 615 19th Street	Medical Office Building	Columbus, GA	1,976,000	100.0%	9,048	100.0%	$95	$10.50	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1968 North Avenue	Medical Office Building	Columbus, GA	1,966,000	100.0%	3,952	100.0%	$—	$—	N/A	N/A
CRHS - 633 19th Street	Medical Office Building	Columbus, GA	1,972,000	100.0%	11,315	71.2%	$112	$13.90	Columbus Regional Health System	Columbus Regional Health System
CRHS - 500 18th Street	Medical Office Building	Columbus, GA	1,982,000	100.0%	15,877	71.8%	$143	$12.54	Columbus Regional Health System	Columbus Regional Health System

CRHS - 2200 Hamilton Road	Medical Office Building	Columbus, GA	1,992,000	100.0%	17,805	84.9%	$254	$16.81	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1810 Stadium Drive	Medical Office Building	Columbus, GA	1,999,000	100.0%	27,620	65.2%	$255	$14.15	Columbus Regional Health System	Columbus Regional Health System
Carle Danville MOB	Medical Office Building	Danville, IL	2,007,000	100.0%	46,663	100.0%	$622	$13.33	N/A	Carle Foundation
Middletown Medical - 111 Maltese	Medical Office Building	Middletown, NY	1,988,000	100.0%	27,264	100.0%	$710	$26.04	N/A	Middletown Medical
Middletown Medical - 2 Edgewater	Medical Office Building	Middletown, NY	1,992,000	100.0%	8,162	100.0%	$212	$25.97	N/A	Middletown Medical
Napoleon Medical Office Building	Medical Office Building	New Orleans, LA	1,974,000	100.0%	65,775	88.9%	$1,251	$21.40	Oschner Health System	N/A
West TN Bone & Joint - Physicians Drive	Medical Office Building	Jackson, TN	1,991,000	100.0%	23,900	100.0%	$454	$19.00	N/A	West TN Bone & Joint Clinic
West TN Bone & Joint	Medical Office Building	Jackson, TN	1,996,000	100.0%	12,524	100.0%	$257	$20.52	N/A	Jackson Ophthalmology ASC
COMPLETED PROPERTIES TOTAL WEIGHTED AVERAGE					2,577,609	97.1%	$56,525	$22.59
Portfolio Total/Weighted Average					3,100,701	94.6%	$66,162	$22.55
In the opinion of management, each of our properties is adequately covered by insurance. We currently have no plans for material renovations or other capital improvements at, or developments of, any of our properties.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2014 for the periods indicated.

	NUMBER OF LEASES EXPIRING	NET RENTABLE SQUARE FEET	PERCENTAGE OF NET RENTABLE SQUARE FEET	ANNUALIZED RENT(1) (thousands)	PERCENTAGE OF ANNUALIZED RENT	ANNUALIZED RENT LEASED SQUARE FOOT(2)
2015	29	86,971	2.8%	$1,795	2.7%	$20.64
2016	28	110,075	3.6%	2,425	3.7%	$22.03
2017	21	68,298	2.2%	1,647	2.5%	$24.11
2018	27	203,922	6.6%	4,306	6.5%	$21.12
2019	25	202,606	6.5%	4,057	6.1%	$20.02
2020	13	49,028	1.6%	969	1.5%	$19.76
2021	11	73,855	2.4%	1,784	2.7%	$24.16
2022	11	106,611	3.4%	2,669	4.0%	$25.03
2023	17	178,001	5.7%	3,941	6.0%	$22.14
2024	45	523,238	16.9%	10,017	15.1%	$19.14
Thereafter	58	1,328,091	42.8%	32,517	49.1%	$24.48
Month to month	2	3,323	0.1%	35	0.1%	$10.53
Vacant	—	166,682	5.4%	—	—	—

Total/ Weighted average	287	3,100,701	100.0%	$66,162	100.0%	$21.34

(1)                                Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2014, by (b) 12.
(2)                                Annualized rent leased square foot is calculated by dividing (a) annualized rent as of December 31, 2014, by (b) square footage under commenced leases as of December 31, 2014.

Tenants

As of December 31, 2014, our properties were 94.6% leased. No single tenant accounts for more than 7.1% of our total annualized rent as of December 31, 2014.

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2014.

Tenant	# of Properties	Property Location	Leased SF	% Leased GLA	Annualized Base Rent(1) (thousands)	% of Portfolio Annualized Rent(2)
LifeCare	3	TX, PA	310,352	10.0%	$4,697	7.1%
East El Paso Physicians Medical Center	1	TX	77,000	2.5%	$3,381	5.1%
Wayne State University Physician Group	1	MI	176,000	5.7%	$3,168	4.8%
Crescent City Surgical Centre	1	LA	60,000	1.9%	$3,090	4.7%
Foundation Hospital of San Antonio, LLC	2	TX	68,786	2.2%	$2,902	4.4%
Northside Hospital	3	GA	88,003	2.8%	$2,242	3.4%
Mid Ohio Oncology	1	OH	98,325	3.2%	$2,233	3.4%
Pinnacle Health	6	PA	105,199	3.4%	$2,011	3.0%
Columbus Regional Health System	9	GA	125,189	4.0%	$1,909	2.9%
Premier Healthcare	3	IN	90,000	2.9%	$1,788	2.7%

(1)                                 Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2014, multiplied by 12.
(2)                                 Calculated as annualized base rent for such tenant as of December 31, 2014 divided by annualized base rent for the total portfolio as of December 31, 2014.

Before entering into a lease and during the lease term, we seek to manage our exposure to significant tenant credit issues. In most instances, we seek to obtain tenant financial information, including credit reports, financial statements and tax returns. Where appropriate, we seek to obtain financial commitments in the form of letters of credit and security deposits from tenants. On an ongoing basis, we monitor accounts receivable and payment history for both tenants and properties and seek to identify any credit concerns as quickly as possible. In addition, we keep in close contact with our tenants in an effort to identify and address negative changes to their businesses prior to such adverse changes affecting their ability to pay rent to us.

Ground Leases

We lease the land upon which six of our properties (Mid Coast Hospital, Valley West Hospital, Crescent City Surgical Centre, Ortho One — Columbus, Berger Medical Center, and Carmel Medical Pavilion), representing approximately 9% of our total leasable square feet and 11% of our annualized revenue for the year ended December 31, 2014, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land, and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our OP Units. As of March 9, 2015, we had 116 holders of record of our OP Units (including the Trust) and 73,509,407 OP Units outstanding, of which 69,868,507 were held by the Trust.

The following table sets forth, for the periods indicated, the distributions paid by us to holders of OP Units with respect to those periods.

2013	Dividends (1)
Third quarter (commencing July 19, 2013 to September 30, 2013)	$0.18	(2)
Fourth quarter	$0.225	(3)

2014	Dividends (1)
First quarter	$0.225	(4)
Second quarter	$0.225	(5)
Third quarter	$0.225	(6)
Fourth quarter	$0.225	(7)
(1)                                 Dividend information is for dividends declared with respect to that quarter.
(2)                                 On September 30, 2013, the Trust declared an initial, prorated quarterly dividend of $0.18 per share for the partial quarterly period from July 19, 2013 (the date of the Trust's IPO) through September 30, 2013, which was equivalent to a full quarterly dividend of $0.225 per share. The dividend was paid on November 1, 2013 to common shareholders and OP Unit holders of record on October 18, 2013, with the exception of the OP Units issued in the acquisition of Crescent City Surgical Centre.
(3)                                 On December 30, 2013, the Trust declared a cash dividend of $0.225 per share for the quarter ending December 31, 2013. The dividend was paid on February 7, 2014 to common shareholders and OP Unit holders of record on January 24, 2014.
(4)                                 On March 27, 2014, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2014. The dividend was paid on April 25, 2014 to common shareholders and OP Unit holders of record on April 18, 2014.
(5)                                 On June 26, 2014, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2014. The dividend was paid on August 1, 2014 to common shareholders and OP Unit holders of record on July 18, 2014.
(6)                                 On September 26, 2014, the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2014. The dividend was paid on October 30, 2014 to common shareholders and OP Unit holders of record on October 17, 2014.
(7)                                 On December 30, 2014, the Trust declared a cash dividend of $0.225 per share for the quarter ending December 31, 2014. The dividend was paid on February 6, 2015 to common shareholders and OP Unit holders of record on January 23, 2015.

It has been the Trust's policy to declare quarterly dividends to its shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined financial statements and related notes thereto included elsewhere in this report.

We had no business operations prior to completion of the Trust's IPO and the formation transactions on July 24, 2013. As a result, the balance sheet data as of December 31, 2012 reflects the financial condition of the Predecessor and the balance sheet data as of December 31, 2013 and 2014 reflects our financial condition. References in the notes to the consolidated and combined financial statements refer to Physicians Realty L.P. for the period July 24, 2013, the date of completion of the IPO and the related formation transactions through December 31, 2014, and to the Predecessor for all prior periods.

Our Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial properties that we acquired on July 24, 2013 in connection with completion of the Trust's IPO and related formation transactions.

Physicians Realty L.P. and Predecessor
(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013 (1)	Predecessor 2012
Statement of Operations Data:
Revenues:
Rental revenues	$46,397	$13,565	$9,821
Expense recoveries	5,871	3,234	3,111
Interest income on real estate loans and other	1,066	246	137
Total revenues	53,334	17,045	13,069
Expenses:
Interest expense	6,907	4,295	4,538
General and administrative	11,440	3,214	362
Operating expenses	10,154	4,650	4,758
Depreciation and amortization	16,731	5,107	4,150
Impairment losses	1,750	—	937
Acquisition expenses	10,897	1,938	—
Management fees	—	475	951
Total expenses	57,879	19,679	15,696
Loss before equity in income of unconsolidated entity, gain (loss) on sale of investment properties, discontinued operations, and noncontrolling interests:	(4,545)	(2,634)	(2,627)
Equity in income of unconsolidated entity	95	—	—
Gain (loss) on sale of investment properties	32	(2)	(228)
Net loss from continuing operations	(4,418)	(2,636)	(2,855)
Discontinued Operations
Loss from discontinued operations	—	—	(198)
Gain on sale of discontinued investment properties	—	—	1,519
Income from discontinued operations	—	—	1,321
Net loss	(4,418)	$(2,636)	$(1,534)
Less: net loss attributable to Predecessor	—	576
Less: net income attributable to noncontrolling interest — partially owned properties	(314)	(71)
Net loss attributable to common unitholders	$(4,732)	$(2,131)
Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$773,650	$227,539	$99,897
Cash and cash equivalents	15,923	56,478	2,614
Tenant receivables, net	1,324	837	682
Other assets	15,806	5,901	3,292
Total assets	$806,703	$290,755	$106,485
Liabilities and Equity
Credit Facility	$134,144	$—	$—
Mortgage debt	77,091	40,716	83,382
Accounts payable to related parties	—	—	1,530
Accounts payable	700	836	802
Distributions payable	16,548	5,681	—
Accrued expenses and other liabilities	6,140	2,685	1,674
Acquired lease intangible, net	2,871	—	—
Total liabilities	237,494	49,918	87,388
Total unitholders’ capital and predecessor equity	568,457	240,214	19,068
Noncontrolling interest	752	623	29
Total liabilities and capital/equity	$806,703	$290,755	$106,485
(1)         Because the Trust's IPO and the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of the IPO, the results of operations for the year ended December 31, 2013 reflect the results of operations of the Predecessor Ziegler Funds from January 1, 2013 through July 23, 2013 and of the Trust from July 24, 2013 through December 31, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in “Part I, Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 10%. We seek to generate attractive risk-adjusted returns for the Trust and its shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and the Trust's common shares.

We have entered into an unsecured credit facility in the maximum principal amount of $400 million and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. The unsecured credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. As of December 31, 2014, we had approximately $78.1 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and $138.0 million of outstanding borrowings under our unsecured credit facility.

As of December 31, 2014, our portfolio consisted of 87 properties located in 19 states with approximately 3,100,701 net leasable square feet, which were approximately 94.6% leased with a weighted average remaining lease term of approximately 9.6 years and approximately 76.5% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 85% of the annualized base rent payments from our properties as of December 31, 2014 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 15% of the annualized base rent payments from our properties as of December 31, 2014 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2014, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year	Portfolio Lease Expirations
2015	2.8%
2016	3.6%
2017	2.2%
2018	6.6%
2019	6.5%
2020	1.6%
2021	2.4%
2022	3.4%
2023	5.7%
2024	16.9%
Thereafter	42.8%

The Trust completed its IPO in July 2013, pursuant to which it issued an aggregate of 11,753,597 common shares, including shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds. The Trust contributed the net proceeds of the IPO to us in exchange for 11,753,597 OP Units. Simultaneously with the closing of the IPO, we completed a series of related formation transactions pursuant to which we acquired 19 medical office buildings located in ten states with approximately 524,048 net leasable square feet in exchange for 2,744,000 OP Units, and the assumption of approximately $84.3 million of debt related to such properties. We used the net proceeds of the IPO to repay approximately $36.9 million of such debt, to purchase the 50% interest in the Arrowhead Common property not owned by the Ziegler Funds for approximately $850,000, after which we became the 100% owner of that property, and to pay certain expenses related to the assumption of debt. In addition, at the completion of the IPO, we entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust and us in exchange for an annual fee. On July 31, 2014, we entered into the First Amendment to Shared Services Agreement with Ziegler, which amended certain terms of the Shared Services Agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by the Trust for the remainder of the term. In consideration of these changes, the Trust was obligated to make a one-time payment to Ziegler in the amount of $1,800,000, which could be paid in cash or in unrestricted common shares, as determined by the Trust in its sole discretion. On August 19, 2014, the Trust made the amendment payment by issuing 124,913 common shares to Ziegler.

Following completion of the IPO and related formation transactions through December 31, 2013, we completed the acquisitions of eight healthcare properties located in six states containing an aggregate of 377,295 net leasable square feet for an aggregate of approximately $136.4 million using proceeds from the IPO, borrowings under our former senior secured revolving credit facility and issuance of OP Units. One of the eight healthcare property acquisitions was the Crescent City Surgical Centre in New Orleans, Louisiana, which was acquired in September 2013 for approximately $37.5 million. As partial payment of the purchase price for the property, we issued an aggregate of 954,877 OP Units to the sellers of that property valued at approximately $11.5 million. Also, during 2013, we acquired approximately 40% and 35% of the joint venture interests we did not own with respect to two of our existing properties, which resulted in our 100% ownership of those properties.

On December 11, 2013, the Trust completed a follow-on public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $103.1 million. The Trust contributed the net proceeds of this offering to us in exchange for 9,545,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 27, 2014, the Trust completed a follow-on public offering of 12,650,000 common shares of beneficial interest, including 1,650,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $149.9 million. The Trust contributed the net proceeds of this offering to us in exchange for 12,650,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On August 4, 2014, the Trust filed a shelf registration statement on Form S-3 with the Commission, allowing the Trust to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time (the “Shelf Registration Statement”). The Commission declared the Shelf Registration Statement effective on August 19, 2014.

On August 19, 2014, we and the Trust entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With the Trust's express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During 2014, the Trust sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions. As of March 9, 2015, the Trust sold 247,397 common shares during 2015 pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. As March 9, 2015, the Trust has $90.2 million remaining available under the ATM Program.

On September 12, 2014, the Trust completed a follow-on public offering of 10,925,000 common shares of beneficial interest, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $145.7 million. The Trust contributed the net proceeds of this offering to us in exchange for 10,925,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

The Trust was included in the MSCI US REIT Index at the close of business on November 25, 2014.

On December 2, 2014, the Trust adopted a Dividend Reinvestment and Share Purchase Plan (the “DRIP”). Under the DRIP:

•
Existing shareholders may purchase additional common shares by reinvesting all or a portion of the dividends paid on their common shares and by making optional cash payments of not less than $50 and up to a maximum of $10,000 per month.

•	New investors may join the DRIP by making an initial investment of not less than $1,000 and up to a maximum of $10,000.

•	Once enrolled in the DRIP, participants may authorize electronic deductions from their bank account for optional cash payments to purchase additional shares.

The DRIP is administered by the Trust's transfer agent, Computershare Trust Company, N.A. The Trust's common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of March 9, 2015, the Trust has issued 2,540 common shares under the DRIP.

On December 30, 2014, the Trust's Board of Trustees authorized and the Trust declared a cash distribution of $0.225 per common share and common OP Unit for the quarterly period ended December 31, 2014. The distribution was paid on February 6, 2015 to common shareholders and OP Unit holders of record as of the close of business on January 23, 2015.

During 2014, we completed acquisitions of 61 operating healthcare properties located in 15 states for an aggregate purchase price of approximately $543.4 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Foundation San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	17,486
Foundation San Antonio MOB(3)	San Antonio, TX	February 28, 2014	6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	12,840
Pinnacle Health Cardiology Portfolio 2 MOBs (3)	Carlisle & Wormleyburg, PA	April 22, 2014	9,208
South Bend Orthopedic MOB (3)	South Bend, IN	April 30, 2014	14,900
Grenada Medical Complex MOB (3)	Grenada, MS	April 30,2014	7,100
Mississippi Sports Medicine and Orthopaedics Center MOB (2)(4)	Jackson, MS	May 23, 2014	16,700
Carmel Medical Pavilion MOB (3)(5)	Carmel, IN	May 28, 2014	4,664
Summit Urology MOB (2)	Bloomington, IN	June 30, 2014	4,783
Renaissance Center (3)	Oshkosh, WI	June 30, 2014	8,500
Presbyterian Medical Plaza MOB (3)	Monroe, NC	June 30, 2014	7,750
Landmark Medical Portfolio (Premier) 3 MOBs (2)(6)	Bloomington, IN	July 1, 2014	23,837
Carlisle II MOB (3)	Carlisle, PA	July 25, 2014	4,500
Surgical Institute of Monroe ASC (2)	Monroe, MI	July 28, 2014	6,000
The Oaks Medical Building MOB (3)	Lady Lake, FL	July 31, 2014	10,600
Baylor Surgicare ASC — Mansfield (3)	Mansfield, TX	September 2, 2014	8,500
Eye Center of Southern Indiana (2)(7)	Bloomington, IN	September 5, 2014	12,174
Wayne State Medical Center and MOB (2)	Troy, MI	September 10, 2014	46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs) (3)(8)	El Paso, TX	September 30, 2014	46,235
The Mark H. Zangmeister Center (3)	Columbus, OH	September 30, 2014	36,600
Berger Medical Center (3)	Orient, OH	September 30, 2014	6,785
Orthopedic One 2 MOBs (3)	Columbus & Westerville, OH	September 30, 2014	24,500
Pinnacle Health Portfolio 5 MOBs (3)	Harrisburg, PA	October 29, 2014	23,100
Columbus Regional Health Portfolio 12 MOBs (3) Columbus Regional Health Portfolio 1 MOB (3)	Columbus, GA & Phenix City, AL	November 20, 2014	27,997
Middletown Medical 2 MOBs (2)	Middletown, NY	November 26, 2014	14,399
Carle Danville Clinic MOB (3)	Danville, IL	November 26, 2014	10,300
Napoleon Medical Building MOB (3)	New Orleans, LA	December 18, 2014	10,500
West Tennessee Bone & Joint 1 MOB 1 ASC (2)	Jackson, TN	December 30, 2014	9,936

Total			$543,436

(1)         “MOB” means medical office building, “LTACH” means long-term acute care hospital and “ASC” means ambulatory surgical center.
(2)         We accounted for these acquisitions as asset acquisitions and capitalized $1.7 million of total acquisition costs to the basis of the properties.
(3)         We accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $10.9 million.
(4)         We partially funded the purchase price of these acquisitions by issuing a total of 147,659 OP Units valued at approximately $1.9 million in the aggregate on the date of issuance.

(5)         We partially funded the purchase price of these acquisitions by issuing a total of 96,099 OP Units valued at approximately $1.2 million in the aggregate on the date of issuance.
(6)         We partially funded the purchase price of these acquisitions by issuing a total of 576,040 OP Units valued at approximately $8.3 million in the aggregate on the date of issuance.
(7)         We partially funded the purchase price of these acquisitions by issuing a total of 272,191 OP Units valued at approximately $4.0 million in the aggregate on the date of issuance.
(8)         We partially funded the purchase price of these acquisitions by issuing a total of 950,324 OP Units valued at approximately $13.2 million in the aggregate on the date of issuance.

In 2014, we originated two mezzanine loans. On January 2, 2014, we completed a $6.9 million mezzanine loan to affiliates controlled by MedProperties Holdings, LLC, a Dallas, Texas based private investor in medical facilities (“MedProperties”). The mezzanine loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas and an inpatient rehabilitation facility located in Scottsdale, Arizona. The mezzanine loan has a five year, interest-only term and bears interest at a rate of 9.0% per annum. As part of the consideration for providing the mezzanine loan, we have an option to acquire the property at a formula purchase price during year four of the mezzanine loan based on a fixed capitalization rate.

On November 26, 2014, we made an $8.6 million term loan to fund the renovations and additions of two re-purposed buildings in Jacksonville, Florida. Upon completion of the expansion and renovations, the properties will be approximately 40,000 square feet in the aggregate. Upon completion of the construction of the buildings and them becoming fully occupied, which we expect to occur in the second half of 2015, we have the option to purchase the buildings. The term loan bears interest at a rate of 9.0%.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of the Trust's IPO in July 2013 to approximately $819 million as of December 31, 2014.

We did not conduct business operations prior to completion of the IPO on July 24, 2013, therefore, the financial information herein for periods prior to July 24, 2013 reflects the operations of the four healthcare real estate funds managed by Ziegler, which we refer to as the Ziegler Funds or the Predecessor, from whom we acquired the equity interests in the 19 properties that constituted our initial properties upon completion of the IPO and formation transactions. We determined the Ziegler Funds to be our accounting predecessor. The financial information herein since July 24, 2013 reflect our operations since completion of the IPO and formation transactions.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the short taxable year ended December 31, 2013. The Trust conducts its business through an UPREIT structure in which its properties are owned by us directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is our sole general partner and, as of March 9, 2015, owned approximately 95.0% of the OP Units.

Recent Developments

January 2015 Follow-on Public Offering

On January 21, 2015, the Trust completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $297.2 million. The Trust contributed the net proceeds of this offering to us in exchange for 18,975,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

2015 Property Acquisitions

Since January 1, 2015, we have completed six acquisitions of 16 healthcare properties located in six states containing an aggregate of 610,084 net leasable square feet for an aggregate of approximately $172.0 million as summarized below.

Columbus Regional Health Portfolio.  On January 23, 2015, we closed on the final building of the previously announced $34.5 million portfolio of 13 on-campus medical office facilities located in Columbus, Georgia. This last building is an approximately 37,995 square foot facility and is 100% leased to the Columbus Clinic, a large multi-specialty physician group, and is attached to Columbus Regional Health’s midtown hospital. The purchase price for the building was $6.5 million.

Methodist Sports Medicine. On January 28, 2015, we completed the acquisition of an approximately 38,000 square foot orthopedic complex comprised of three medical office buildings in Greenwood, Indiana. The orthopedic complex is 100% occupied. As part of the transaction, approximately 420,963 OP Units were issued, which comprised an approximately $7.3 million portion of the purchase price for the properties.

Minnesota Portfolio. During January and February 2015, we closed on the $116.3 million Minnesota portfolio:

•
We entered into and closed a contribution agreement (the “Contribution Agreement”) with Minnetonka Medical Building, LLC, an affiliate of The Davis Group (“MMB”), and another investor also associated with The Davis Group (together with MMB, the “Contributors”), to acquire a medical office building in Minnetonka, Minnesota (the “Minnetonka MOB”) in exchange for approximately $16.3 million in cash and approximately $9.7 million payable in newly designated Series A Participating Redeemable Preferred Units of our Operating Partnership (the “Series A Preferred Units”). Pursuant to the Contribution Agreement, Mark Davis acquired a less than 1% minority interest in the property holding entity that we acquired. The Minnetonka MOB has approximately 63,500 square feet, and is 100% occupied by North Memorial Healthcare, a comprehensive health care system, on a long-term triple-net lease. Holders of the Series A Preferred Units issued in connection with the acquisition of the Minnetonka MOB are entitled to certain redemption rights under our partnership agreement which allow them to cause us to redeem the Series A Preferred Units in exchange for cash, or at the Trust's option, for the Trust's common shares, pursuant to a formula provided in our partnership agreement and currently on an approximately one-for-12.65 basis. Approximately 44,685 Series A Preferred Units were issued in the transaction to acquire the Minnetonka MOB. The investors in the Series A Preferred Units have agreed not cause us to redeem their Series A Preferred Units prior to February 5, 2016.

•
We entered into and closed purchase and sale or contribution agreements with other affiliates of The Davis Group and investors associated with The Davis Group to acquire six medical office facilities located in the Minneapolis-St. Paul Metropolitan area and one additional medical office facility located in Jamestown, North Dakota. The Davis Group acquired or retained a less than 1% minority interest in five property holding entities that otherwise were wholly acquired by us.

•In the aggregate the portfolio is approximately 362,654 square feet, and is 98% leased.

The Series A Preferred Units and OP Units issued in connection with the property acquisitions described above were issued (a) in private placements in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act.

Indianapolis South Portfolio. On February 13, 2015, we closed the acquisition of four medical office buildings in Greenwood, Indiana for a purchase price of approximately $17.2 million. The medical office buildings contain approximately 118,934 square feet in the aggregate and are 81.0% leased.

Bridgeport Medical Center. On February 27, 2015, we closed the acquisition of a medical office building in Lakewood, Washington for a purchase price of approximately $13.8 million. The medical office building contains approximately 31,074 square feet and is 100% leased.

Baylor Cancer Center. On February 27, 2015, we closed the acquisition of a medical office building in Dallas, Texas for a purchase price of approximately $8.2 million. The medical office building contains approximately 21,427 square feet and is 100% leased.

We expect to acquire between $500 million to $700 million of real estate during 2015.

Second Amended and Restated Partnership Agreement

On February 5, 2015, we entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Preferred Units. The Series A Preferred Units will have priority over all other partnership interests with respect to distributions and liquidation. In addition, the Series A Preferred Units will be redeemable at the option of the holders on or after the one year anniversary of their issuance, which redemption obligation may be satisfied, at the the Trust's option, in cash or the Trust's common shares.

Appointment of General Counsel

On January 8, 2015, the Trust announced that Bradley D. Page would join the Trust as Senior Vice President and General Counsel, effective February 2, 2015. Mr. Page reports directly to the Trust's President and Chief Executive Officer, John T. Thomas. In connection with his appointment, the Trust granted an award of 17,401 restricted common shares to Mr. Page.

Mr. Page served as a shareholder and, most recently, as President of Milwaukee-based Davis & Kuelthau, s.c. until his resignation to accept this position with our general partner. He joined Davis and Kuelthau in 1995, where he represented businesses in all areas of commercial real estate, commercial lending, corporate and construction transactions. Mr. Page’s private practice included acquisition, development, leasing and sales of healthcare, retail, office, multifamily and industrial properties including our company. He has extensive experience negotiating contracts, leases, organizational documents, real estate documents, financing documents and other agreements with national retail tenants, healthcare providers, financial institutions, municipalities, and owners of real property. Mr. Page is a graduate of the University of Wisconsin Law School, with a B.B.A. from the University of Michigan.

Amendment to Mr. Sweet’s Employment Agreement

On February 19, 2015, the Trust and Mr. Sweet entered into an Amended and Restated Employment Agreement, effective January 1, 2015 (the “Amended Employment Agreement”). The Amended Employment Agreement extends Mr. Sweet’s service as Executive Vice President and Chief Investment Officer until January 1, 2017. Then, Mr. Sweet will be employed as a consultant to the Trust until January 1, 2018.

The Amended Employment Agreement amends and restates the first amended and restated Employment Agreement between the Trust and Mr. Sweet, dated May 6, 2014. Under the Amended Employment Agreement, until January 1, 2017, Mr. Sweet will receive a base salary of $245,000 per annum and will be eligible to receive an annual bonus of $50,000 to $100,000 based upon performance goals as established by the Trust's board of trustees or the compensation, nominating and governance committee of the Trust's board of trustees. For 2015 and 2016, Mr. Sweet also will be eligible to receive a one-time award of restricted share units under the Trust's 2013 Equity Incentive Plan for that number of underlying common shares that has a fair market value of at least $500,000, subject to vesting in 2017. When employed as a consultant between January 1, 2017 and January 1, 2018, Mr. Sweet will receive a consulting fee of $75,000 per annum.

Components of Our Revenues, Expenses and Cash Flow

The financial information of our Predecessor, the Ziegler Funds, prior to completion of the IPO, reflects a different structure than our operations following the inception of operations upon completion of the Trust's IPO and as a result, the results of operations of the Predecessor and our results since our inception of operations may not be comparable. While the financial presentation of revenues pursuant to the leases at the properties in our initial portfolio and certain expenses, such as depreciation and amortization, are substantially consistent for the Predecessor and for us, the expense structure of our company since completion of the Trust's IPO and the formation transactions differs from the historical expense structure of the Predecessor. During the periods of financial information for the Predecessor, the Ziegler Funds had no direct employees and paid a fixed annual management fee to Ziegler, which managed the operations of the Ziegler Funds. By contrast, as a self-managed REIT, the Trust does not pay management fees to third parties (other than to third party property management companies with respect to certain of our properties) but rather the Trust pays cash and other forms of compensation to its officers and employees, who also manage our operations. In addition, as a public reporting company, the Trust has incurred and expects to continue to incur certain expenses, such as legal and accounting expenses relating to SEC reporting and other matters that were not incurred historically by the Predecessor, which was not a public reporting company.

Revenues

Revenues consist primarily of the rental revenues and property operating expense recoveries we collect from tenants pursuant to our leases. Additionally, we recognize certain cash and non-cash revenues. These cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants, straight-lining of contractual rents and below-market lease amortization reduced by lease inducements and above-market lease amortization.

Expense recoveries. Certain of our leases require our tenants to make estimated payments to us to cover their proportional share of operating expenses, including but not limited to real estate taxes, property insurance, routine maintenance and repairs, utilities, and property management expenses. We collect these estimated expenses and are reimbursed by our tenants for any actual expenses in excess of our estimates or reimburse tenants if our collected estimates exceed our actual operating expenses. The net reimbursed operating expenses are included in revenues as expense recoveries.

We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, we do not recognize operating expense or expense recoveries.

Interest income on real estate loans and other. Represents interest income on a mezzanine loan, term loan and change in fair value of derivative liability. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated and combined statements of operations.

Expenses

Expenses consist primarily of interest expense, general and administrative costs associated with operating our properties, operating expenses of our properties, depreciation and amortization, and costs we incur to acquire properties.

Interest expense. We recognize the interest expense we incur on our borrowings as interest expense. Additionally, we incur amortization expense for charges such as legal fees, commitment fees and arrangement fees that reflect costs incurred with arranging certain debt financings. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred as a component of interest expense.

General and administrative. General and administrative expenses include certain expenses such as compensation, accounting, legal and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchises taxes, corporate filing fees, exchange listing fees, officer and trustee insurance costs and other costs associated with the Trust's status as a public company. In addition, effective upon completion of the Trust's IPO, we entered into a Shared Services Agreement with Ziegler with respect to certain overhead expenses. On July 31, 2014, we entered into the First Amendment to Shared Services Agreement with Ziegler, which amended certain terms of the Shared Services Agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by the Trust for the remainder of the term. In consideration of these changes, the Trust was obligated to make a one-time payment to Ziegler in the amount of $1,800,000, which could be paid in cash or in unrestricted common shares, as determined by the Trust in its sole discretion. On August 19, 2014, the Trust made the amendment payment by issuing 124,913 common shares to Ziegler. The fees paid under the Shared Services Agreement are included in general and administrative expenses.

Operating Expenses. Operating expenses include property operating expenses such as real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses, some of which are reimbursed to us by tenants under the terms of triple-net leases.

Depreciation and amortization. We incur depreciation and amortization expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.

Acquisition expenses. Acquisition costs are costs we incur in pursuing and closing property acquisitions accounted for as business combinations. These costs include legal, accounting, valuation, other professional or consulting fees and the compensation of certain employees who dedicate substantially all of their time to acquisition related job functions. We account for acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

Management fees. Ziegler and another subsidiary of the Ziegler Companies, Inc. historically charged a management fee to the Ziegler Funds. These management fees were discontinued in connection with the acquisition of our initial properties upon completion of the IPO and the formation transactions.

Equity in income of unconsolidated entity. We recognize our 40% share of earnings and losses from the entity that owns the land under Crescent City Surgical Centre.

Cash Flow

Cash flows from operating activities. Cash flows from operating activities are derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We expect to make our distributions based largely from cash provided by operations.

Cash flows from investing activities. Cash flows from investing activities consist of cash that is used during a period for making new investments and capital expenditures offset by cash provided from sales of real estate investments.

Cash flows from financing activities. Cash flows from financing activities consist of cash we receive from debt and equity financings. This cash provides the primary basis for investments in new properties and capital expenditures. While we may invest a portion of our cash from operations into new investments, as a result of the distribution requirements to maintain the Trust's REIT status, it is likely that additional debt or equity financings will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions paid to our OP Unit holders.

Results of Operations

Overview

As described above, following the completion of the IPO and the formation transactions, our structure and operations differ from the historical structure and operations of the Ziegler Funds. For this and other reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we do not believe that the Predecessor’s historical results of operations are indicative of our future operating results.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

The Operating Partnership commenced operations on July 24, 2013. The 2013 results disclosed in this report include our results from July 24, 2013 through September 30, 2013, combined with the results of the Predecessor from January 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the year ended December 31, 2014 and 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$46,397	$13,565	$32,832	242.0
Expense recoveries	5,871	3,234	2,637	81.5
Interest income on real estate loans and other	1,066	246	820	333.3
Total revenues	53,334	17,045	36,289	212.9
Expenses:
Interest expense	6,907	4,295	2,612	60.8
General and administrative	11,440	3,214	8,226	255.9
Operating expenses	10,154	4,650	5,504	118.4
Depreciation and amortization	16,731	5,107	11,624	227.6
Acquisition expenses	10,897	1,938	8,959	462.3
Management fee	—	475	(475)	(100.0)
Impairment loss	1,750	—	1,750	NM
Total expenses	57,879	19,679	38,200	194.1
Loss before equity in income of unconsolidated entity and gain (loss) on sale of investment properties:	(4,545)	(2,634)	(1,911)	72.6
Equity in income of unconsolidated entity	95	—	95	NM
Gain (loss) on sale of investment properties	32	(2)	34	NM
Net loss	$(4,418)	$(2,636)	$(1,782)	67.6

NM = Not Meaningful

Revenues

Total revenues increased $36.3 million, or 212.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $32.8 million, or 242.0%, from $13.6 million for the year ended December 31, 2013 to $46.4 million for the year ended December 31, 2014. The increase in rental revenues primarily resulted from our 2014 and 2013 acquisitions which resulted in additional rental revenue of $23.4 million and $9.8 million, respectively.

Expense recoveries. Expense recoveries increased $2.6 million, or 81.5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in expense recoveries primarily resulted from our 2014 and 2013 acquisitions which resulted in additional expense recoveries of $2.5 million and $0.2 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was the result of a $0.7 million increase due to the mezzanine loan transaction completed on January 2, 2014 and an increase of $0.2 million of other income, which was partially offset by a $0.1 million decrease in the gain from the change in fair value of a derivative liability.

Expenses

Total expenses increased by $38.2 million, or 194.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. An analysis of selected expenses follows.

Interest expense. Interest expense for the year ended December 31, 2014 was $6.9 million compared to $4.3 million for the year ended December 31, 2013, representing an increase of $2.6 million, or 60.8%. The $2.6 million increase was the result of a $1.9 million increase in interest on new mortgage debt and $2.3 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit, partially offset by a $1.5 million decrease in interest on mortgage debt due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO and $0.1 million decrease relating to a mortgage re-finance and debt pay-downs.

General and administrative. General and administrative expenses increased $8.2 million or 255.9%, from $3.2 million during the year ended December 31, 2013 to $11.4 million during the year ended December 31, 2014. The increase included salaries and benefits of $3.8 million (including non-cash share compensation of $1.5 million), professional fees of $1.3 million and other administrative costs of $3.1 million (including one-time Amendment Payment of $1.8 million to Ziegler).

Operating expenses. Operating expenses increased $5.5 million or 118.4%, from $4.7 million during the year ended December 31, 2013 to $10.2 million during the year ended December 31, 2014. The increase in operating expense primarily resulted from our 2014 and 2013 acquisitions which resulted in additional operating expense of $5.2 million and $0.3 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $11.6 million, or 227.6%, from $5.1 million during the year ended December 31, 2013 to $16.7 million during the year ended December 31, 2014. The increase in depreciation and amortization primarily resulted from our 2014 and 2013 acquisitions which resulted in additional depreciation and amortization of $8.0 million and $3.1 million, respectively.

Acquisition expenses. Acquisition expenses increased $9.0 million or 462.3%, from $1.9 million during the year ended December 31, 2013 to $10.9 million for the year ended December 31, 2014. During the year ended December 31, 2014 and 2013, we acquired $322.8 million and $132.4 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. We recognized a $1.8 million impairment loss on two medical office buildings purchased by the Predecessor for the year ended December 31, 2014. No such impairment loss was recorded for the year ended December 31, 2013.

Management fees. The Predecessor incurred $0.5 million of management fees in the year ended December 31, 2013. We do not incur these management fees. No management fees were incurred by us in the year ended December 31, 2014.

Equity in income of unconsolidated entity. The change in equity in income from unconsolidated entity for the year ended December 31, 2014 was $0.1 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Gain (loss) on sale of investment properties. On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million. During 2013, we sold a 4,000 square foot medical office building condominium unit located in Florida for approximately $0.5 million.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

The Operating Partnership commenced operations on July 24, 2013. The 2013 results disclosed in this report include our results from July 24, 2013 through September 30, 2013, combined with the results of the Predecessor from January 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the year ended December 31, 2013 and 2012 (in thousands):

	2013	2012	Change	%
Revenues:
Rental revenues	$13,565	$9,821	$3,744	38.1
Expense recoveries	3,234	3,111	123	4.0
Interest income on real estate loans and other	246	137	109	79.6
Total revenues	17,045	13,069	3,976	30.4
Expenses:
Interest expense	4,295	4,538	(243)	(5.4)
General and administrative	3,214	362	2,852	787.8
Operating expenses	4,650	4,758	(108)	(2.3)
Depreciation and amortization	5,107	4,150	957	23.1
Acquisition expenses	1,938	—	1,938	NM
Management fee	475	951	(476)	(50.1)
Impairment loss	—	937	(937)	(100.0)
Total expenses	19,679	15,696	3,983	25.4
Loss before loss on the sale of investment properties and discontinued operations:	(2,634)	(2,627)	(7)	(0.3)
Loss on the sale of investment properties	(2)	(228)	226	(99.1)
Discontinued operations:
Loss from operations	—	(198)	198	(100.0)
Gain on sale of investment properties	—	1,519	(1,519)	(100.0)
Income from discontinued operations	—	1,321	(1,321)	(100.0)
Net loss	$(2,636)	$(1,534)	$(1,102)	71.8

NM = Not Meaningful

Revenues

Total revenues increased $4.0 million, or 30.4%, for the year ended December 31, 2013 as compared to the Predecessor’s year ended December 31, 2012.

Rental revenues.    Rental revenues increased $3.7 million, or 38.1%, from $9.8 million for the year ended December 31, 2012 to $13.6 million for the year ended December 31, 2013. The increase in rental revenues primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and resulted in an additional $3.6 million in revenue for the year ended December 31, 2013. The remaining increase was the result of contract rent increases and new leases within the initial 19 properties.

Expense recoveries.    Expense recoveries increased $0.1 million, or 4.0%, from $3.1 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013, due primarily to an increase in property related operating expenses which are reimbursed to us by tenants under our triple-net leases.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was the result of a mark to market gain on interest rate swap.

Total expenses increased by $4.0 million, or 25.4%, for the year ended December 31, 2013 as compared to the Predecessor’s year ended December 31, 2012.

Interest expense.    Interest expense for the year ended December 31, 2013 was $4.3 million compared to $4.5 million for the Predecessor for the year ended December 31, 2012, representing a decrease of $0.2 million, or 5.4%. The decrease of $0.2 million was the result of a decrease in interest on mortgage debt of $0.9 million due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from the Trust's IPO and partially offset by an increase in interest expense of $0.5 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit. Also, partially offset by the accelerated amortization of deferred financing costs due to mortgage re-financings of $0.2 million.

General and administrative.    General and administrative expenses increased $2.9 million or 787.8%, from $0.4 million during the year ended December 31, 2012 to $3.2 million during the year ended December 31, 2013. The increase was the result of the Trust's operations as a public company since completion of its IPO on July 24, 2013. The increases included salaries and benefits of $1.5 million (including non-cash share compensation of $0.4 million), professional fees of $1.0 million, office start-up costs of $0.2 million and other administrative costs of $0.2 million.

Operating expenses.    Operating expenses decreased $0.1 million or 2.3%, from $4.8 million during the year ended December 31, 2012 to $4.7 million during the year ended December 31, 2013, due primarily to a decrease in bad debt expense of $0.2 million partially offset by an increase in property tax expense of $0.1 million.

Depreciation and amortization.    Depreciation and amortization increased $1.0 million, or 23.1%, from $4.1 million during the year ended December 31, 2012 to $5.1 million during the year ended December 31, 2013. The increase in depreciation and amortization was primarily from eight acquisitions which closed in the third and fourth quarters of 2013 and resulted in an additional $1.1 million in depreciation and amortization for the year ended December 31, 2013.

Acquisition expenses.    Acquisition expenses were $1.9 million for the year ended December 31, 2013. The Predecessor did not incur any acquisition expenses in the year ended December 31, 2012. During fiscal 2013, we acquired $132.4 million of real estate following completion of the IPO on July 24, 2013.

Management fees.    The Predecessor incurred $1.0 million of management fees in the year ended December 31, 2012, compared to $0.5 million of management fees incurred by the Predecessor through July 23, 2013 in the year ended December 31, 2013. No management fees were incurred by us subsequent to the IPO.

Impairment losses.     There were no impairment losses recorded in the year ended December 31, 2013. The Predecessor recorded an impairment loss of $0.9 million during the year ended December 31, 2012. Impairment losses are not a recurring expense as we periodically assess the carrying value of real estate investments and related intangible assets against the estimated fair value of the property.

Loss on sale of investment properties.  We incurred a loss of $0.02 million on the sale of a medical office building condominium unit at the Summerfield Square property during the year ended December 31, 2013. Total proceeds of the sale were $0.5 million. During the year ended December 31, 2012, the Predecessor incurred a loss of $0.2 million on the sale of a condominium unit at the Summerfield Square property. Total proceeds on the sale were $0.3 million. We have 2,000 square feet remaining in the Summerfield Square property.

Income from discontinued operations.    There were no discontinued operations in the year ended December 31, 2013. In fiscal 2012, the Predecessor recorded income from discontinued operations and recognized a gain on the sale of two properties totaling $1.5 million.

Cash Flows

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013 (In thousands):

	2014	2013
Net cash provided by operating activities	$13,295	$1,168
Net cash used in investing activities	(518,810)	(126,443)
Net cash provided by financing activities	464,960	179,139
(Decrease) increase in cash and cash equivalents	$(40,555)	$53,864

Cash flows from operating activities. Cash flows provided by operating activities was $13.3 million during the year ended December 31, 2014 compared to cash flow provided by operating activities of $1.2 million during the year ended December 31, 2013, representing an increase of $12.1 million. This change is attributable to the increased operating cash flows resulting from the acquisition of 61 healthcare properties in 2014.

Cash flows from investing activities. Cash flows used in investing activities was $518.8 million during the year ended December 31, 2014 compared to cash flows used in investing activities of $126.4 million during the year ended December 31, 2013, representing a change of $392.4 million. The increase in cash flows used in investing activities was primarily attributable to a $375.4 million increase in 2014 acquisitions compared to 2013, funding of two loans for $15.4 million, and $0.9 million increase in capital expenditures on investment properties.

Cash flows from financing activities. Cash flows provided by financing activities was $465.0 million during the year ended December 31, 2014 compared to cash flows provided by financing activities of $179.1 million during the year ended December 31, 2013, representing an increase of $285.5 million. The increase was primarily attributable to an increase of $124.5 million in net proceeds from follow-on public offerings, net increase of proceeds and payments on credit facility borrowings of $138.0 million, increase of $26.4 million in proceeds from issuance of mortgage debt and a decrease of $35.3 million of payments on mortgage debt, partially offset by an increase of $28.8 million of dividends and distributions paid, a $7.6 million increase in purchase of OP Units, and an increase of $2.5 million of debt issuance costs on our credit facility.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012 (In thousands):

	2013	2012
Cash provided by operating activities	$1,168	$3,513
Cash (used in)/provided by investing activities	(126,443)	13,527
Cash provided by/(used in) financing activities	179,139	(16,358)
Increase in cash and cash equivalents	$53,864	$682

Cash flows from operating activities.    Cash flows provided by operating activities was $1.2 million during the year ended December 31, 2013 compared to cash flow provided by operating activities of the Predecessor of $3.5 million during the year ended December 31, 2012, representing a decrease of $2.3 million. This change was primarily attributable to a $1.1 million decrease in net loss, a $1.8 million decrease in related party accounts payable and a $2.0 million increase in other assets, partially offset by a $1.5 million increase in gain on sale of investment property and a $1.0 million decrease in impairment loss.

Cash flows from investing activities.    Cash flows used in investing activities was $126.4 million during the year ended December 31, 2013 compared to cash flow provided by investing activities of the Predecessor of $13.5 million during the year ended December 31, 2012, representing a change of $139.9 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of eight properties for $125.7 million in 2013 and a $14.1 million decrease in proceeds from the Predecessor’s sale of property in fiscal 2012.

Cash flows from financing activities.    Cash flows provided by financing activities was $179.1 million during the year ended December 31, 2013 compared to cash flows used in financing activities for the Predecessor of $16.4 million during the year ended December 31, 2012, representing an increase of $195.5 million. The increase was primarily attributable to $135.2 million in proceeds from the Trust's IPO, $109.8 million in proceeds from the Trust's December 2013 public offering, partially offset by $27.7 million in increased debt repayments, $12.3 million in IPO costs and $6.7 million in December 2013 public offering costs.
Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating and interest expenses and other expenditures directly associated with our properties, including:

•property expenses;

• interest expense and scheduled principal payments on outstanding indebtedness;

• general and administrative expenses; and

• capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future distributions expected to be paid to our OP Unit holders.

As of December 31, 2014, we had a total of $16.0 million of cash and cash equivalents and $189.0 million of near-term availability on our unsecured revolving credit facility. Also, we had an additional $73.0 million of availability under our unsecured revolving credit facility as of December 31, 2014 which is subject to customary property underwriting standards. We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code applicable to the Trust, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, unsecured borrowings, issuances of OP Units or issuances by the Trust of its equity securities, and proceeds from select property dispositions and joint venture transactions.

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our unsecured revolving credit facility or the proceeds from additional issuances of OP Units or issuances by the Trust of common or preferred shares or other securities.

On August 4, 2014, the Trust filed the Shelf Registration Statement with the Commission, which the Commission declared effective on August 19, 2014.

On August 19, 2014, we and the Trust entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With the Trust's express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During 2014, the Trust sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions. As of March 9, 2015, the Trust sold 247,397 common shares during 2015 pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. As of March 9, 2015, the Trust has $90.2 million remaining available under the ATM Program.

On September 12, 2014, the Trust completed a follow-on public offering of 10,925,000 common shares of beneficial interest, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $145.7 million. The Trust contributed the net proceeds of this offering to us in exchange for 10,925,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On January 21, 2015, the Trust completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $297.2 million. The Trust contributed the net proceeds of this offering to us in exchange for

18,975,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Effective September 18, 2014, the Credit Agreement, dated as of August 29, 2013 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time, the “Prior Credit Agreement”), among us, as borrower, the Trust, and certain of our subsidiaries and other affiliates, as guarantors, Regions Bank, as administrative agent, Regions Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, we, as borrower, the Trust and certain of our subsidiaries and other affiliates, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced our senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one-year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement. Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Trust’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, we were in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by us, the Trust and each other guarantor and imposes customary covenants on us, the Trust and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, we are subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Critical Accounting Policies

Our consolidated and combined financial statements are prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated and combined financial statements.

Principles of Consolidation and Combination

Concurrently with the completion of the IPO, we entered into a series of contribution transactions with the Ziegler Funds acquiring 19 properties that comprise our initial properties, as well as certain operating assets and liabilities.

We did not conduct business operations prior to completion of the IPO on July 24, 2013, so the financial information herein for periods prior to July 24, 2013 reflects the operations of the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial portfolio upon completion of the IPO and formation transactions. We determined the Ziegler Funds to be our accounting Predecessor. The financial information herein since July 24, 2013 reflect the operations of Physicians Realty L.P. since completion of the IPO and formation transactions.

Our Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned our initial 19 properties. Upon completion of the IPO and formation transactions, we acquired the interests in these entities from the Ziegler Funds. The combined historical data for our Predecessor is not indicative of our financial position or results of operations.

The accompanying consolidated and combined financial statements include the accounts of all controlled subsidiaries and joint ventures. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated and combined statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

We consider ourselves to control an entity under ASC Topic 810 Consolidation (“ASC 810”), if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. A VIE is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE at either the date we became involved with the variable interest entity or upon the occurrence of a reconsideration event.

Real Estate Investment Properties and Identified Intangible Assets

We are required to make subjective assessments of the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. Real estate investment properties and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Medical office buildings are depreciated over their estimated useful lives ranging up to 50 years using the straight-line method. Tenant improvements and in-place leases are amortized over the lease life of the in-place leases or the tenant’s respective lease term. Cost of maintenance and repairs are charged to expense when incurred.

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”) to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful live should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell.

Revenue

We recognize rental revenues in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that rental revenue and adjustments relating to lease inducements and above and below market leases, be recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the consolidated balance sheets. If we determine the collectability of straight-line rents is not reasonable assured, we limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

Expense recoveries related to tenant reimbursement for real estate taxes, insurance, and other operating expenses are recognized as expense recoveries revenue in the period the applicable expenses are incurred. The reimbursements are recognized at gross, as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third party suppliers, and have discretion in selecting the supplier, and bear the credit risk.

We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, we do not recognize expense recoveries.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated and combined statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, adjustments relating to amortization of lease inducements, above and below market leases. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Purchase of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible assets and assumed liabilities based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

The determination of fair value involves the use of significant judgment and estimation. The Trust makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser. We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. We determine the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the our portfolio.

In recognizing identified intangible assets and liabilities in connection with a business combination, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

In determining the value of in-place leases and tenant relationships, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions, tenant improvements, legal, and other related costs based on current market demand. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

The values assigned to all lease intangible assets and liabilities are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

We calculate the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which it would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Based on these estimates, we recognize the acquired assets and assumed liabilities at their estimated fair values, which generally are determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Use of Estimates

The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will be required to comply with new or revised accounting standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

REIT Qualification Requirements of our General Partner

Our general partner is subject to a number of operational and organizational requirements necessary to qualify and maintain its qualification as a REIT. If the Trust fails to qualify as a REIT or fails to remain qualified as a REIT in any taxable year, its income would be subject to federal income tax at regular corporate rates and potentially increased state and local taxes and it could incur substantial tax liabilities which could have an adverse impact upon our results of operations, liquidity and distributions to our OP Unit holders.

Real Estate Taxes

As owner of our properties, we are ultimately liable for the real estate taxes on our properties. Pursuant to our triple-net lease agreements, tenants generally are responsible, directly or indirectly, for the payment of all real estate taxes assessed on our properties, which are subject to triple-net leases.

Credit Facility

Effective September 18, 2014, the Prior Credit Agreement, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, we, as borrower, the Trust and certain of our subsidiaries and other affiliates, as guarantors, entered into the Credit Agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced the Trust’s senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Trust’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, the Trust was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by us, the Trust and each other guarantor and imposes customary covenants on us, the Trust and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, we are subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit loans to us. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the consolidated leverage ratio of us, our subsidiaries and the Trust, as follows:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
<35%	LIBOR + 1.50%	0.50%
>35% and <45%	LIBOR + 1.65%	0.65%
>45% and <45%	LIBOR + 1.75%	0.75%
>45% and <50%	LIBOR + 1.85%	0.85%
>50% and <55%	LIBOR + 2.00%	1.00%
>55%	LIBOR + 2.20%	1.20%

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet debt.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2014:

		Payments by Period (in thousands)
	Total	Less than 1 Year	2016 - 2017	2018 - 2019	2020 and Thereafter
Principal payments(1)	$216,105	$1,864	$38,171	$159,006	$17,064
Interest payments—fixed rate debt(1)	13,700	3,832	5,972	2,770	1,126
Interest payments—variable rate debt(1)	9,061	2,471	4,868	1,722	—
Ground lease payments	30,750	1,426	2,922	3,085	23,317
Total	$269,616	$9,593	$51,933	$166,583	$41,507

(1)         Payments shown above represent 100% of debt service and does not reflect joint venture interests.

Inflation

Historically, inflation has not had a significant impact on the operating performance of our properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our lease agreements require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instrument consists solely of an interest rate swap that is not traded on an exchange and is recorded on the consolidated balance sheet at its fair value. See Note 2 to our consolidated and combined financial statements included in Item 8 to this report.

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our consolidated indebtedness at December 31, 2014 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at December 31, 2014, would increase by approximately $1.4 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at December 31, 2014, would decrease by approximately $1.4 million annually.

Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our consolidated financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Indebtedness

As of December 31, 2014, we had total consolidated indebtedness of approximately $216.1 million. The weighted average interest rate on our consolidated indebtedness was 2.92% (based on the 30-day LIBOR rate as of December 31, 2014, of 0.164%). As of December 31, 2014, we had approximately $142.4 million, or approximately 65.9%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2014.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Unsecured Revolving Credit Facility	$138,000	Floating	LIBOR + 1.50%		9/18/2018
Canton Medical Office Building(1)	6,207	Fixed	5.94%		6/6/2017
Firehouse Square	2,765	Fixed	6.58%		9/6/2017
Hackley Medical Center	5,397	Fixed	5.93%		1/6/2017
MeadowView Professional Center	10,409	Fixed	5.81%		6/6/2017
Mid Coast Hospital Medical Office Building(2)	7,869	Fixed	4.82%	(3)	5/16/2016
Remington Medical Commons	4,399	Floating	LIBOR + 2.75%		9/28/2017
Valley West Hospital Medical Office Building	4,879	Fixed	4.83%		12/1/2020
Oklahoma City, OK Medical Office Building	7,647	Fixed	4.71%		1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%		1/23/2019
San Antonio, TX Hospital	9,783	Fixed	5.00%	(4)	6/26/2022
Total	$216,105

(1) We own a 51.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2) We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3) This loan bears interest at a rate of LIBOR + 2.75%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.82% through the date of maturity.

(4) This loan bears interest at a fixed rate of 5.00% until July 2018, then the interest rate is the higher of the prime rate plus 1.75% or 5.00%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Partners of Physicians Realty L.P.
We have audited the accompanying consolidated balance sheet of Physicians Realty L.P. (the “Operating Partnership”) as of December 31, 2014, and the related consolidated statements of operations, changes in capital and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). We were not engaged to perform an audit of the Operating Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Realty L.P. at December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2017

Report of Independent Registered Public Accounting Firm

To the General and Limited Partners of
Physicians Realty L.P.
Milwaukee, Wisconsin

We have audited the accompanying consolidated and combined balance sheets of Physicians Realty L.P. (the “Partnership”) as of December 31, 2013, and the related consolidated and combined statements of operations, shareholders' equity and cash flows for each year in the two year period ended December 31, 2013. These consolidated and combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated and combined financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Physicians Realty L.P. as of December 31, 2013, and the results of their operations and their cash flows for each year in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Chicago, Illinois
February 24, 2017

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	December 31, 2014	December 31, 2013
ASSETS
Investment properties:
Land and improvements	$79,334	$26,088
Building and improvements	644,086	193,184
Tenant improvements	5,614	5,458
Acquired lease intangibles	72,985	31,236
	802,019	255,966
Accumulated depreciation	(45,569)	(28,427)
Net real estate property	756,450	227,539
Real estate loans receivable	15,876	—
Investment in unconsolidated entity	1,324	—
Net real estate investments	773,650	227,539
Cash and cash equivalents	15,923	56,478
Tenant receivables, net	1,324	837
Other assets	15,806	5,901
Total assets	$806,703	$290,755
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$134,144	$—
Mortgage debt	77,091	40,716
Accounts payable	700	836
Distributions payable	16,548	5,681
Accrued expenses and other liabilities	6,140	2,685
Acquired lease intangibles, net	2,871	—
Total liabilities	237,494	49,918
Capital:
Partners' capital:
General partner's capital, 50,640,863 and 21,548,597 units issued and outstanding as of December 31, 2014 and 2013, respectively	534,730	204,904
Limited partners' capital, 3,190,339 and 3,698,877 units issued and outstanding as of December 31, 2014 and 2013, respectively.	33,727	35,310
Total partners' capital	568,457	240,214
Noncontrolling interests - partially owned properties	752	623
Total capital	569,209	240,837
Total liabilities and capital	$806,703	$290,755

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty L.P. and Predecessor
Consolidated and Combined Statements of Operations
(In thousands, except unit and per unit data)

	December 31,
	2014	2013	Predecessor 2012
Revenues:
Rental revenues	$46,397	$13,565	$9,821
Expense recoveries	5,871	3,234	3,111
Interest income on real estate loans and other	1,066	246	137
Total revenues	53,334	17,045	13,069
Expenses:
Interest expense	6,907	4,295	4,538
General and administrative	11,440	3,214	362
Operating expenses	10,154	4,650	4,758
Depreciation and amortization	16,731	5,107	4,150
Acquisition expenses	10,897	1,938	—
Management fees	—	475	951
Impairment loss	1,750	—	937
Total expenses	57,879	19,679	15,696
Loss before equity in income of unconsolidated entity, gain (loss) on sale of investment properties and discontinued operations	(4,545)	(2,634)	(2,627)

Equity in income of unconsolidated entity	95	—	—
Gain (loss) on sale of investment properties	32	(2)	(228)
Loss from continuing operations	(4,418)	(2,636)	(2,855)
Discontinued operations:
Loss from operations on discontinued investment properties	—	—	(198)
Gain on sale of discontinued investment properties	—	—	1,519
Income from discontinued operations	—	—	1,321
Net loss	$(4,418)	$(2,636)	$(1,534)
Less: Net loss attributable to Predecessor	—	576
Less: Net income attributable to noncontrolling interests — partially owned properties	(314)	(71)
Net loss attributable to common unitholders	$(4,732)	$(2,131)
Net loss per unit:
Basic and diluted	$(0.12)	$(0.13)
Weighted average common units:
Basic and diluted	36,881,712	16,179,492
Distributions declared per common unit	$0.90	$0.41

The accompanying notes are an integral part of these consolidated and combined financial statements

Physicians Realty L.P. and Predecessor
Consolidated and Combined Statements of Changes in Capital
(In thousands, except shares)

	Predecessor Equity	General Partner	Limited Partner	Total Partners' Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Predecessor Balance
Balance at December 31, 2011	$22,503	$—	$—	$22,503	$112	$22,615
Net (loss) income	(1,659)	—	—	$(1,659)	125	(1,534)
Transfer	(105)	—	—	$(105)	105	—
Distributions	(1,671)	—	—	(1,671)	(313)	(1,984)
Balance at December 31, 2012	19,068	—	—	19,068	29	19,097
Net (loss) income	(712)	—	—	(712)	136	(576)
Transfer	36	—	—	36	(36)	—
Distributions	(211)	—	—	(211)	(209)	(420)
Balance at July 24, 2013	18,181	—	—	18,181	(80)	18,101
Physicians Realty L.P.
Net proceeds from sale of Trust common shares and issuance of common units	—	225,920	—	225,920	—	225,920
Formation transactions	(18,181)	35	18,181	35	(389)	(354)
Restricted share award grants	—	433	—	433	—	433
OP Units - distributions	—	(7,009)	(1,326)	(8,335)	—	(8,335)
Adjustments for Limited Partners ownership in Operating Partnership	—	(7,391)	7,391	—	—	—
Contributions	—	(5,423)	11,534	6,111	1,276	7,387
Distributions	—	—	—	—	(255)	(255)
Net (loss) income	—	(1,661)	(470)	(2,131)	71	(2,060)
Balance at December 31, 2013	—	204,904	35,310	240,214	623	240,837
Net proceeds from sale of Trust common shares and issuance of common units	—	350,385	—	350,385	—	350,385
Trust restricted share award grants, net	—	2,060	—	2,060	—	2,060
Issuance of Trust common shares and common units in connection with the Ziegler shared service amendment payment	—	1,800	—	1,800	—	1,800
Purchase of OP Units	—	—	(7,546)	(7,546)	—	(7,546)
Conversion of OP Units	—	13,286	(13,286)	—	—	—
OP Units - distributions	—	(39,048)	(3,265)	(42,313)	—	(42,313)
Adjustments for Limited Partners ownership in Operating Partnership	—	5,380	(5,380)	—	—	—
Issuance of OP Units in connection with acquisitions	—	—	28,589	28,589	—	28,589
Distributions	—	—	—	—	(185)	(185)
Net (loss) income	—	(4,037)	(695)	(4,732)	314	(4,418)
Balance at December 31, 2014	$—	$534,730	$33,727	$568,457	$752	$569,209

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty L.P. and Predecessor
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Year Ended December 31,
			Predecessor
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(4,418)	$(2,636)	$(1,534)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,731	5,107	4,150
Amortization of deferred financing costs	1,097	510	268
Amortization of lease inducements and above/below market lease intangibles	571	141	70
Straight-line rental revenue/expense	(4,366)	(675)	(100)
(Gain) loss on sale of investment properties	(32)	2	(1,291)
Equity in income of unconsolidated entity	(95)	—	—
Distribution from unconsolidated entity	71	—	—
Change in fair value of derivatives	(161)	(246)	(122)
Provision for bad debts	9	30	320
Non-cash share compensation	2,422	433	—
Ziegler shared service amendment payment	1,800	—	—
Impairment on investment properties	1,750	—	937
Change in operating assets and liabilities:
Tenant receivables	(986)	(184)	33
Other assets	(3,518)	(1,074)	379
Accounts payable to related parties	—	(1,530)	255
Accounts payable	(136)	34	204
Accrued expenses and other liabilities	2,556	1,256	(56)
Net cash provided by operating activities	13,295	1,168	3,513
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	235	448	14,525
Acquisition of investment properties, net	(501,127)	(125,728)	—
Capital expenditures on existing investment properties	(900)	—	(845)
Real estate loans receivable	(15,386)	—	—
Leasing commissions	(100)	(163)	(153)
Lease inducements	(1,532)	(1,000)	—
Net cash (used in) provided by investing activities	(518,810)	(126,443)	13,527
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and common units	350,384	225,920	—
Formation transactions	—	(354)	—
Proceeds from credit facility borrowings	395,200	52,350	—
Payment on credit facility borrowings	(257,200)	(52,350)	—
Proceeds from issuance of mortgage debt	26,550	162	45
Principal payments on mortgage debt	(6,549)	(41,832)	(14,149)
Debt issuance costs	(3,887)	(1,428)	(270)
OP Units distributions - General Partner	(28,104)	(2,161)	—
OP Units distributions - Limited Partner	(3,382)	(704)	—
Distributions to members and partners	—	—	(1,671)
Distributions to noncontrolling interest — partially owned properties	(185)	(464)	(313)
Purchase of Limited Partner Units	(7,546)	—	—
Trust Common shares repurchased and retired	(321)	—	—
Net cash provided by (used in) financing activities	464,960	179,139	(16,358)
Net (decrease) increase in cash and cash equivalents	(40,555)	53,864	682
Cash and cash equivalents, beginning of year	56,478	2,614	1,932
Cash and cash equivalents, end of year	$15,923	$56,478	$2,614
Supplemental disclosure of cash flow information — interest paid during the period	$5,606	$3,942	$5,126
Supplemental disclosure of noncash activity — assumed debt	$15,283	$—	$—
Supplemental disclosure of noncash activity — issuance of OP Units in connection with acquisitions	$28,589	$11,535	$—
Supplemental disclosure of noncash activity — contingent consideration	$840	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty L.P. and Predecessor

Notes to Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the "Trust" or the "General Partner"), a Maryland real estate investment trust and general partner of Physicians Realty L.P. (the "Operating Partnership", the "OP", or the "Company"), a Delaware limited partnership, was organized on April 9, 2013 primarily to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems.

As of December 31, 2014, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from its IPO to the Operating Partnership, and is the sole general partner of the Operating Partnership. The Trust's operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership.

Initial Public Offering and Formation Transactions

Pursuant to the IPO, the Trust issued an aggregate of 11,753,597 common shares, including common shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust). The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 common units of partnership interest (“OP Units”) on July 24, 2013. Concurrently with the completion of the IPO, the Company acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Company's initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities, including the assumption of approximately $84.3 million of debt related to such properties. The Company determined that the Ziegler Funds constitute the Company's accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial 19 properties in the Company's portfolio. The combined historical data for the Predecessor is not necessarily indicative of the Company's future financial position or results of operations. In addition, at the completion of the IPO, the Trust entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust and the Operating Partnership in exchange for an annual fee.

To acquire the ownership interests in the entities that own the 19 properties included in the Company's initial properties, and certain other operating assets and liabilities, from the Ziegler Funds, the Operating Partnership issued to the Ziegler Funds an aggregate of 2,744,000 OP Units, having an aggregate value of approximately $31.6 million based on the price per share to the public in the IPO. These formation transactions were effected concurrently with the completion of the IPO.

Upon closing of the IPO, the Trust owned a 79.6% interest in the Operating Partnership. The Operating Partnership used a portion of the IPO proceeds received from the Trust to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds for approximately $850,000, after which the Operating Partnership became the 100% owner of the property, and to pay certain expenses related to debt assumptions and the Trust’s former senior secured revolving credit facility. The balance of the net proceeds was subsequently invested in healthcare properties.

Because the IPO and the formation transactions were completed on July 24, 2013, the Company had no operations prior to that date. References in these notes to the consolidated and combined financial statements of Physicians Realty L.P. signify the Company for the period from July 24, 2013, the date of completion of the IPO and the formation transactions, and of the Predecessor for all prior periods.

Follow-On Public Offerings

On December 11, 2013, the Trust completed a public offering of 9,545,000 common shares, including 1,245,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $103.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 9,545,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 27, 2014, the Trust completed a public offering of 12,650,000 common shares, including 1,650,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $149.9 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 12,650,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On August 19, 2014, the Trust’s Registration Statement on Form S-3 (File No. 333-197842) (the “Shelf Registration Statement”), filed with the Commission on August 4, 2014, was declared effective by the Commission. The Shelf Registration Statement covers the offering, from time to time, of various securities with an aggregate value of up to $900 million and the secondary offering of common shares by certain selling shareholders.

On August 19, 2014, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), which includes sales made directly on the New York Stock Exchange (the “NYSE”), or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales also may be made in negotiated transactions or any other method permitted by law. During 2014, the Trust sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions and contributed proceeds to the OP for common units.

On September 12, 2014, the Trust completed a public offering of 10,925,000 common shares, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $145.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 10,925,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

Property holding entities and other subsidiaries of which the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated in consolidation. For entities in which the OP owns less than 100% of the equity interest, the OP consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the OP records a non-controlling interest representing equity held by non-controlling interests.

GAAP requires the OP to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The OP identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The OP consolidates investments in a VIE when it determines that the OP is the VIE’s primary beneficiary. The OP may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The OP performs this analysis on an ongoing basis.

Noncontrolling Interests

The OP presents the portion of any equity it does not own in entities that it controls (and thus consolidates) as noncontrolling interests and classifies such interests as a component of consolidated equity, separate from the OP’s total limited partners’ capital, on the consolidated balance sheets.

In connection with the closing of the IPO, the Trust and the Operating Partnership completed related formation transactions pursuant to which the Operating Partnership acquired from the Ziegler Funds, the Ziegler Funds’ ownership interests in 19 medical office buildings located in ten states in exchange for an aggregate of 2,744,000 OP Units and the payment of approximately $36.9 million of debt related to such properties.

In connection with the acquisition of a surgical center hospital in the New Orleans, Louisiana metropolitan area for approximately $37.5 million, on September 30, 2013, the Operating Partnership partially funded the purchase price by issuing 954,877 OP Units valued at approximately $11.5 million on the date of issuance.

During the year ended December 31, 2014, the Operating Partnership partially funded five property acquisitions by issuing an aggregate of 2,042,313 OP Units valued at approximately $28.6 million on the date of issuance. The five acquisitions had a total purchase price of approximately $103.6 million.

Limited partners' capital represents OP Units held by the Predecessor’s prior investors and other investors. As of December 31, 2014, the General Partner held a 94.1% interest in the Operating Partnership.

Holders of OP Units may not transfer their units without the General Partners' prior written consent. Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or, for unregistered common shares on a one-for-one basis. Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the General Partner.

Partially Owned Properties: The OP reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the OP that are not wholly owned by the OP. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated and combined statement of operations.

Distributions

Declaration Date	Record Date	Payment Date	Cash Distributions per OP Unit
December 30, 2014	January 23, 2015	February 6, 2015	$0.225
September 26, 2014	October 17, 2014	October 30, 2014	$0.225
June 26, 2014	July 18, 2014	August 1, 2014	$0.225
March 27, 2014	April 11, 2014	April 25, 2014	$0.225
December 30, 2013	January 24, 2014	February 7, 2014	$0.225
September 30, 2013	October 18, 2013	November 1, 2013	$0.18	(1)

(1)
Prorated cash distribution of $0.18 per OP Unit for the quarterly period from July 19, 2013 (the date of the IPO) through September 30, 2013, which was equivalent to a full quarterly distribution of $0.225 per OP Unit. The distribution was paid on November 1, 2013 to OP Unit holders of record on October 18, 2013, with the exception of the OP Units issued in the acquisition of Crescent City Surgical Centre.

Purchase of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible assets and assumed liabilities based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

The determination of fair value involves the use of significant judgment and estimation. The OP makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser. The OP estimates the fair value of buildings acquired on an as-if-vacant basis and depreciates the building value over the estimated remaining life of the building. The OP determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the OP’s portfolio.

In recognizing identified intangible assets and liabilities in connection with a business combination, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

In determining the value of in-place leases and tenant relationships, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions, tenant improvements, legal, and other related costs based on current market demand. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease.

The values assigned to all lease intangible assets and liabilities are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

The OP calculates the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which the OP approximates based on the rate at which it would expect to incur on a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Based on these estimates, the OP recognizes the acquired assets and assumed liabilities at their estimated fair values, which are generally determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. The OP expenses transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Impairment of Intangible and Long-Lived Assets

The OP periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the OP evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations.   In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The OP adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The OP recognizes an impairment loss at the time it makes any such determination.   If the OP determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques, which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data.

The OP recorded real estate impairment charges of $1.8 million and $0 for the years ended December 31, 2014 and 2013, respectively. The Predecessor recognized impairments totaling $0.9 million for the year ended December 31, 2012.

Assets Held for Sale and Discontinued Operations

The OP may sell properties from time to time for various reasons, including favorable market conditions. The OP classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated.

In 2014, the FASB issued Accounting Standards Update 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-8 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in the Trust’s previously issued financial statements. The OP early adopted ASU 2014-8 for the quarter ended March 31, 2014. Such adoption has had no impact on the OP’s financial statements as no dispositions have occurred during the year ended December 31, 2014.

Prior to the adoption of ASU 2014-8, the results of operations for assets meeting the definition of discontinued operations are reflected in the consolidated and combined statements of operations as discontinued operations for all periods presented. The OP allocates estimated interest expense to discontinued operations based on property values and either the weighted average interest rate of the OP or the property’s actual mortgage interest.

Investments in Unconsolidated Entities

The OP reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the OP's share of the investee’s earnings or losses is included in its consolidated and combined statements of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest.

During 2014, the Operating Partnership completed the acquisition of a 40% limited liability company membership interest in Jeff-Orleans Medical Development Real Estate, L.L.C, the entity that owns and leases to us the land on which the Crescent City Surgical Centre is situated, for $1.3 million.

Real Estate Loans Receivable

Real estate loans receivable consists of a mezzanine loan and a term loan which are collateralized by an equity interest in a two medical office building developments. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Operating Partnership's consolidated and combined statement of operations.

On January 2, 2014, the OP completed a $6.9 million mezzanine loan to affiliates controlled by MedProperties Holdings, LLC, a Dallas, Texas based private investor in medical facilities (“MedProperties”). The mezzanine loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas and an inpatient rehabilitation facility located in Scottsdale, Arizona. The mezzanine loan has a five year, interest-only term and bears interest at a rate of 9.0% per annum. As part of the consideration for providing the mezzanine loan, the OP has an option to acquire the property at a formula purchase price during year four of the mezzanine loan based on a fixed capitalization rate.

On November 26, 2014, the OP made an $8.6 million term loan to fund the renovations and additions of two re-purposed buildings in Jacksonville, Florida. Upon completion of the expansion and renovations, the properties will be approximately 40,000 square feet in the aggregate. Upon completion of the construction of the buildings and them becoming fully occupied, the Trust has the option to purchase the buildings. The term loan bears interest at a rate of 9.0%.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less from the date of purchase.

The OP is subject to concentrations of credit risk as a result of its temporary cash investments. The OP places its temporary cash investments with high credit quality financial institutions in order to mitigate that risk.

Escrow reserves

The OP is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of December 31, 2014 and 2013 are $1.9 million and $1.6 million, respectively, which are included in other assets in the consolidated balance sheets.

Deferred costs

Deferred costs consist primarily of fees paid to obtain financing and costs associated with the origination of long-term lease on real estate properties. After the purchase of a property, lease commissions incurred to extend in-place leases or generate new lease are added to deferred lease costs.  Deferred lease costs are amortized on a straight-line basis over the terms of their respective agreements. The OP amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield.

Derivatives

Derivatives consist of an interest rate swap and is recognized as a liability on the consolidated balance sheets and is measured at fair value. Any change in the fair value is recognized immediately in earnings unless the derivative qualified as a hedge. No derivatives have been designated as hedges.

The OP is exposed to certain risks in the normal course of its business operations. One risk relating to the variability of interest on variable rate debt is managed through the use of derivatives. All derivative financial instruments are measured and reported in the consolidated balance sheets at fair value. The OP has elected not to apply hedge accounting to its derivative financial instruments and as such, any changes in the fair values of its derivatives are recognized immediately in earnings. Generally, the OP enters into swap relationships such that changes in the fair value or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. The OP holds one swap to pay fixed/receive variable interest rates with a total notional amount of $7.7 million and $7.9 million as of December 31, 2014 and 2013, respectively. The interest rate swap liability is reported in accrued expenses and other liabilities on the consolidated balance sheet, as of December 31, 2014 and 2013, the interest rate swap liability was $0.2 million and $0.4 million, respectively. Gains recognized on the interest rate swaps of $(0.2) million, $(0.2) million and $(0.1) million were included in interest income on real estate loans and other in the consolidated and combined statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Tenant receivables, net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The OP assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The OP bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant and current economic conditions. If management’s evaluation of these factors indicates it is probable that the OP will be unable to recover the full value of the receivable, the OP provides a reserve against the portion of the receivable that it estimates may not be recovered. At December 31, 2014 and 2013, the allowance for doubtful accounts was $0.1 million.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $6.4 million and $2.0 million as of December 31, 2014 and 2013, respectively. If the OP determines that collectability of straight-line rents is not reasonably assured, the OP limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the average remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance and other operating expenses that are recognized as expense recovery revenue in the period the applicable expenses are incurred. The reimbursements are recorded at gross, as the OP is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers and has discretion in selecting the supplier and bears the credit risk of tenant reimbursement.

The OP has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the OP does not recognize expense recoveries.

Income Taxes

As a partnership, the Operating Partnership generally is not liable for federal income taxes. The income and loss from the operations of the Operating Partnership is included in the tax returns of its limited partners, including the Trust, who are responsible for reporting their allocable share of the partnership income and loss. Accordingly, no provision for income taxes has been made on the accompanying consolidated financial statements.

Management Estimates

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the fair value assessments with respect to purchase price allocations, impairment assessments, and the valuation of financial instruments. Actual results could differ from these estimates.

Contingent Liability

The OP records a liability for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the previously reported consolidated financial position or consolidated and combined results of operations.

Segment reporting

Under the provision of Codification Topic 280, Segment Reporting, the OP has determined that it has one reportable segment with activities related to leasing and managing healthcare properties.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. The OP is currently evaluating the impact the adoption of Topic 606 will have on its financial statements, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to address financial reporting considerations about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods within annual periods beginning after December 15, 2016.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance has been applied retrospectively to each prior period presented.

Note 3—Acquisitions and Dispositions

During 2014, the OP completed acquisitions of 61 healthcare properties located in 15 states for an aggregate purchase price of approximately $543.4 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Foundation San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	17,486
Foundation San Antonio MOB(3)	San Antonio, TX	February 28, 2014	6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	12,840
Pinnacle Health Cardiology Portfolio 2 MOBs (3)	Carlisle & Wormleyburg, PA	April 22, 2014	9,208
South Bend Orthopedic MOB (3)	South Bend, IN	April 30, 2014	14,900
Grenada Medical Complex MOB (3)	Grenada, MS	April 30,2014	7,100
Mississippi Sports Medicine and Orthopaedics Center MOB (2)(4)	Jackson, MS	May 23, 2014	16,700
Carmel Medical Pavilion MOB (3)(5)	Carmel, IN	May 28, 2014	4,664
Summit Urology MOB (2)	Bloomington, IN	June 30, 2014	4,783
Renaissance Center (3)	Oshkosh, WI	June 30, 2014	8,500
Presbyterian Medical Plaza MOB (3)	Monroe, NC	June 30, 2014	7,750
Landmark Medical Portfolio (Premier) 3 MOBs (2)(6)	Bloomington, IN	July 1, 2014	23,837
Carlisle II MOB (3)	Carlisle, PA	July 25, 2014	4,500
Surgical Institute of Monroe ASC (2)	Monroe, MI	July 28, 2014	6,000
The Oaks Medical Building MOB (3)	Lady Lake, FL	July 31, 2014	10,600
Baylor Surgicare ASC — Mansfield (3)	Mansfield, TX	September 2, 2014	8,500
Eye Center of Southern Indiana (2)(7)	Bloomington, IN	September 5, 2014	12,174
Wayne State Medical Center and MOB (2)	Troy, MI	September 10, 2014	46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs) (3)(8)	El Paso, TX	September 30, 2014	46,235
The Mark H. Zangmeister Center (3)	Columbus, OH	September 30, 2014	36,600
Berger Medical Center (3)	Orient, OH	September 30, 2014	6,785
Orthopedic One 2 MOBs (3)	Columbus, OH Westerville, OH	September 30, 2014	24,500
Pinnacle Health Portfolio 5 MOBs (3)	Harrisburg, PA	October 29, 2014	23,100
Columbus Regional Health Portfolio 12 MOBs (3) Columbus Regional Health Portfolio 1 MOB (3)	Columbus, GA Phenix City, AL	November 20, 2014	27,997
Middletown Medical 2 MOBs (2)	Middletown, NY	November 26. 2014	14,399
Carle Danville Clinic MOB(3)	Danville, IL	November 26, 2014	10,300
Napoleon Medical Building MOB (3)	New Orleans, LA	December 18, 2014	10,500
West Tennessee Bone & Joint 1 MOB 1 ASC (2)	Jackson, TN	December 30, 2014	9,936
Total			$543,436

(1)         “MOB” means medical office building, “LTACH” means long-term acute care hospital and “ASC” means ambulatory surgical center.
(2)         The Operating Partnership accounted for these acquisitions as asset acquisitions and capitalized $1.7 million of total acquisition costs to the basis of the properties.

(3)         The Operating Partnership accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $10.9 million.
(4)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 147,659 OP Units valued at approximately $1.9 million in the aggregate on the date of issuance.
(5)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 96,099 OP Units valued at approximately $1.2 million in the aggregate on the date of issuance.
(6)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 576,040 OP Units valued at approximately $8.3 million in the aggregate on the date of issuance.
(7)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 272,191 OP Units valued at approximately $4.0 million in the aggregate on the date of issuance.
(8)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 950,324 OP Units valued at approximately $13.2 million in the aggregate on the date of issuance.

For 2014, the OP recorded revenues and net income of $26.0 million and $3.7 million, respectively, from its 2014 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the OP determined using Level 2 and Level 3 inputs (in thousands):

Land	$53,687
Building and improvements	451,691
In-place lease intangibles	35,720
Above market in-place lease intangibles	5,270
Below market in-place lease intangibles	(2,330)
Above market in-place ground lease	(701)
Investment in unconsolidated entity	1,300
Issuance of OP units	(28,589)
Mortgage debt assumed	(15,283)
Lease inducement	1,532
Derivative liability assumed	(197)
Contingent consideration	(840)
Leasehold interest	759
Receivable	640
Net assets acquired	$502,659

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

Physicians Realty LP

The following table illustrates the pro forma combined revenue, net income, and earnings per unit —basic and diluted as if Physicians Realty LP had acquired the above acquisitions as of January 1, 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Revenue	$81,507	$71,183
Net income	16,883	11,461
Net income available to common shareholders	16,883	11,461
Earnings per unit - basic and diluted	$0.31	$0.21
Common units issued and outstanding	53,831,202	53,831,202

Note 4—Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$64,777	$(12,213)	$52,564	$29,056	$(8,080)	$20,976
Above market leases	7,449	(578)	6,871	2,180	(48)	2,132
Leasehold interest	759	(5)	754	—	—	—
Total	$72,985	$(12,796)	$60,189	$31,236	$(8,128)	$23,108
Liability
Below market lease	$2,330	$(156)	$2,174	—	—	—
Above market ground lease	701	(4)	697	—	—	—
Total	$3,031	$(160)	$2,871	$—	$—	$—

The following is a summary of the acquired lease intangible amortization for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Amortization expense related to in-place leases	$4,133	$1,252	$900
Decrease of rental income related to above-market leases	530	48	—
Decrease of rental income related to leasehold interest	5	—	—
Increase of rental income related to below-market leases	156	—	—
Decrease of operating expense related to above market ground leases	4	—	—

Future aggregate net amortization of the acquired lease intangibles as of December 31, 2014, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2015	$(667)	$7,446
2016	(689)	7,384
2017	(567)	7,165
2018	(560)	6,628
2019	(458)	4,625
Thereafter	(2,511)	18,618
Total	$(5,452)	$51,866

For the year ended December 31, 2014, the weighted average amortization period for asset lease intangibles and liability lease intangible is nine years and 17 years, respectively.

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Straight line rent receivable	$6,431	$2,018
Lease inducements, net	2,845	1,509
Escrows	1,906	1,552
Earnest deposits	2,343	—
Prepaid expenses and other	2,281	822
Total	$15,806	$5,901

Note 6—Debt

The following is a summary of debt as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Mortgage notes, bearing fixed interest from 4.71% to 6.58%, with a weighted average interest rate of 5.26%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by nine properties with a net book value of $118,247	$73,706	$38,288
Mortgage note, bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $6,249	4,399	4,533
Total mortgage debt	78,105	42,821
$400 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.50%, due September 2018	138,000	—
Total Debt	$216,105	$42,821
Unamortized deferred financing cost	(4,870)	(2,105)
Total debt	$211,235	$40,716

Effective September 18, 2014, the Credit Agreement, dated as of August 29, 2013 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time, the “Prior Credit Agreement”), among the Operating Partnership, as borrower, the Trust, certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, Regions Bank, as administrative agent, Regions Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, the Operating Partnership, as borrower, and the Trust and certain subsidiaries and other affiliates of the Trust, as guarantors, entered into a Credit Agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million (“Credit Agreement”). The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the OP to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced the OP’s senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the OP’s consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement. As of December 31, 2014, the weighted average interest rate on borrowings outstanding was 1.68%.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Operating Partnership’s ability to incur additional debt or make distributions. The OP may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, the OP was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Operating Partnership, the Trust and each other guarantor and imposes customary covenants on the Operating Partnership, the Trust and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the consolidated leverage ratio of the Operating Partnership and its subsidiaries as follows:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
<35%	LIBOR + 1.50%	0.50%
>35% and <45%	LIBOR + 1.65%	0.65%
>45% and <45%	LIBOR + 1.75%	0.75%
>45% and <50%	LIBOR + 1.85%	0.85%
>50% and <55%	LIBOR + 2.00%	1.00%
>55%	LIBOR + 2.20%	1.20%

As of December 31, 2014, there were $138 million of borrowings outstanding under the unsecured revolving credit facility and $189 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2014, the OP was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2014, are as follows (in thousands):

2015	$1,864
2016	9,421
2017	28,750
2018	139,100
2019	19,906
Thereafter	17,064
Total Payments	$216,105

For the years ended December 31, 2014 and 2013, the OP incurred interest expense on its debt of $5.8 million and $3.9 million, respectively.

Note 7—Stock-based Compensation

The Trust follows ASC 718, Compensation — Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Share-based payments classified as liability awards are marked to fair value at each reporting period. Any common shares issued by the Trust pursuant to any incentive equity compensation or employee share purchase plan of the Trust results in the OP issuing OP Units to the Trust on a one-for-one basis with the OP receiving the net cash proceeds of such issuances.

Certain of the Trust's employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Trust's determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, the Trust must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan (“2013 Plan”), which made available 600,000 common shares to be administered by the Compensation and Nominating Governance Committee of the Board of Trustees. On August 7, 2014, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved an amendment to the 2013 Plan to increase the number of common shares authorized for issuance under the 2013 Plan by 1,850,000 common shares, for a total of 2,450,000 common shares authorized for issuance.

The committee has broad discretion in administering the terms of the 2013 Plan. Restricted shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust employees and the Board of Trustees.

A summary of the status of the Trust’s nonvested restricted common shares as of December 31, 2014 and changes during the year then ended follow:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	250,000	$11.50
Granted	152,987	13.79
Vested	(61,179)	11.50
Share repurchase	(22,154)	14.49
Non-vested at December 31, 2014	319,654	$12.60

For all service awards, the OP records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For the years ended December 31, 2014, and 2013, the OP recognized non-cash share compensation of $2.2 million, $0.4 million, respectively. Unrecognized compensation expense at December 31, 2014 and 2013 was $2.4 million and $2.5 million, respectively. The OP's compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2014, under the Trust's 2013 Plan, the Trust granted 55,680 restricted share units at target level to management, which are subject to certain performance and market conditions and a three-year service period. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

The market conditions were valued with the assistance of independent valuation specialists. The OP utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.25 per unit using the following assumptions:

Volatility	18.8% - 34.2%
Dividend assumption	reinvested
Expected term in years	2.83
Risk-free rate	0.65%
Stock price (per share)	13.47

With respect to the performance conditions, the grant date fair value of $13.47 per unit was calculated on the grant date. The restricted stock units’ combined weighted average grant date fair value is $16.94 per unit.

The following is a summary of the activity in the Trust's restricted share units during 2014:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	55,680	16.94
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2014	55,680	$16.94

The OP recognized $0.3 million of non-cash share unit compensation expense for the year ended December 31, 2014. Unrecognized compensation expense at December 31, 2014 was $0.7 million.

Note 8—Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC 820”), requires certain assets and liabilities be reported and/or disclosed at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the valuation techniques and inputs used to measure fair value.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the OP has the ability to access. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

The derivative instrument consists solely of one interest rate swap that is not traded on an exchange and is recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs.

The OP measures its interest rate swap at fair value on a recurring basis. The fair values are based on Level 2 inputs described above.

The OP also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. The following table sets forth by level the fair value hierarchy of the OP’s assets that were accounted for on a non-recurring basis as of December 31, 2014.

		Non-recurring Fair Value Measurements At Report Date using:
	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended December 31, 2014
Investment properties	$4,551	$1,529	$—	$1,272	$(1,750)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level 3 for the fair value hierarchy as of December 31, 2014 (in thousands).

Asset Category	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Rate
Investment properties	$1,272	Market comparable/	Discount rate	11.00%
		Discounted cash flow	Capitalization rate	8.00%
The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short term maturities of these instruments. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based on Level 2 inputs.

The following table presents the fair value of the OP’s financial instruments (in thousands).

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$15,876	$15,876	$—	$—
Credit facility	$(138,000)	$(138,000)	—	—
Mortgage debt	$(78,105)	$(78,642)	$(42,821)	$(44,130)
Derivative liabilities	$(233)	$(233)	$(397)	$(397)

Note 9—Tenant Operating Leases

The Operating Partnership is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2015 through 2028. As of December 31, 2014, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2015	$65,905
2016	65,323
2017	65,179
2018	62,637
2019	59,464
Thereafter	418,400
Total	$736,908

Note 10—Rent Expense

The Operating Partnership leases the rights to a parking structure at one of its properties and the land upon which seven of its properties are located from third party land owners pursuant to separate ground and parking leases. The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 67 years remaining, excluding extension options. As of December 31, 2014, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2015	$1,426
2016	1,442
2017	1,480
2018	1,521
2019	1,564
Thereafter	23,317
Total	$30,750

Rent expense for the parking and ground leases of $0.9 million, $0.02 million and $0.02 million for the years ended December 31, 2014, 2013 and 2012, respectively, are reported in operating expenses in the consolidated and combined statements of operations.

Note 11—Earnings Per Unit

The following table shows the amounts used in computing the Operating Partnership's basic and diluted earnings per OP Unit (in thousands, except unit and per unit data):

	Year Ended December 31,
	2014	2013
Numerator for earnings per unit — basic and diluted:
Net loss	$(4,418)	$(2,636)
Less: Net loss attributable to Predecessor	—	576
Less: Net income attributable to noncontrolling interests — partially owned properties	(314)	(71)
Numerator for earnings per unit — basic and diluted	$(4,732)	$(2,131)
Denominator for earnings per unit - basic and diluted units:	36,881,712	16,179,492
Basic and diluted earnings per unit	$(0.12)	$(0.13)

There were 375,334 and 250,000 restricted common shares and units outstanding related to the 2013 Plan during the years ended December 31, 2014 and 2013, respectively. However, these restricted common shares and units are not dilutive due to the net loss.

Note 12—Related Party Transactions

The Trust and the OP entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Operating Partnership in exchange for an annual fee. The shared service fee amounted to $0.4 million and $0.3 million for years ended December 31, 2014 and 2013, respectively, and is recorded in general and administrative expense in the consolidated and combined statements of operations.

Ziegler charged the Predecessor an annual management fee equal to 2 percent of the total capital commitments. Total management fees charged to the Predecessor was $0.5 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. Total other fees charged to the Predecessor were $0.03 million for the year ended December 31, 2012. The other fees include fees for accounting expenses and other expenses owed to Ziegler. The Trust did not incur a management fee for the year ended December 31, 2014.

The Trust and the Operating Partnership entered into the First Amendment to Shared Services Agreement, dated July 31, 2014 (the “First Amendment”), with Ziegler, which amended certain terms of the shared services agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by the OP for the remainder of the term. In consideration of these changes, the OP was obligated to make a one-time payment to Ziegler in the amount of $1.8 million (the “Amendment Payment”), which could be paid in cash or in unrestricted common shares of the OP as determined by the Trust in its sole discretion. On August 19, 2014, the Trust made the Amendment Payment by issuing 124,913 common shares to Ziegler and the OP issued 124,913 units to the Trust. The $1.8 million one-time payment is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014.

Note 13—Subsequent Events

The OP, through subsidiaries, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Edina MOB	Edina, MN	January 22, 2015	$14,190
Savage MOB	Savage, MN	January 22, 2015	12,800
Crystal MOB	Crystal, MN	January 22, 2015	14,782
Dell Rd MOB	Chanhassen, MN	January 22, 2015	6,410
Columbus MOB	Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB (2)	Greenwood, IN	January 28, 2015	10,000
Vadnais Heights MOB	Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB (3)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB	Jamestown, ND	February 5, 2015	12,819
Indianapolis South 4 MOBs	Greenwood, IN	February 13, 2015	17,183
Minnesota Eye MOB	Minnetonka, MN	February 17, 2015	10,882
Bridgeport Medical Center	Lakewood, WA	February 27, 2015	13,750
Baylor Cancer Center	Dallas, TX	February 27, 2015	8,200
			$171,978
(1)         “MOB” means medical office building.
(2)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.
(3)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 44,685 Series A Preferred Units valued at approximately $9.7 million in the aggregate on the date of issuance.

On February 5, 2015, the OP entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the operating partnership (“Series A Preferred Units”). The Series A Preferred Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. In addition, the Series A Preferred Units will be redeemable at the option of the holders on or after the one year anniversary of their issuance, which redemption obligation may be satisfied, at the OP’s option, in cash or shares of the Trust's common stock.

On January 21, 2015, the OP repaid the outstanding balance of $138.0 million on the unsecured revolving credit facility.

On January 21, 2015, the Trust completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $297.2 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 18,975,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

During 2015, the Trust sold 247,397 common shares pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. In connection with these shares, the Trust contributed the proceeds to the OP in exchange for 247,397 OP Units. As of the date of this prospectus supplement, the Trust has $90.2 million remaining available under the ATM Program.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for a further discussion of these acquisitions.

Note 14—Quarterly Data

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common units and per unit amounts.

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Total revenues	$8,032	$11,447	$14,161	$19,694
Operating (loss) income	(3,575)	(626)	(2,311)	1,967
Net (loss) income	(3,558)	(600)	(2,251)	1,991
Net (loss) income attributable to common unitholders	(3,624)	(684)	(2,327)	1,903
Earnings per unit — basic:
Net (loss) income available to common unitholder	$(0.15)	$(0.02)	$(0.06)	$0.04
Weighted average common units outstanding	24,997,474	29,962,046	40,898,015	51,335,748
Earnings per unit — diluted:
Net (loss) income available to common unitholder	$(0.15)	$(0.02)	$(0.06)	$0.04
Weighted average common units outstanding	24,997,474	29,962,046	40,898,015	51,544,832

As a result of the acquisition activity and equity offerings throughout 2014, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2013	March 31 (1)	June 30 (1)	September 30	December 31
Total revenues	$3,390	$3,437	$3,729	$6,488
Operating loss	(301)	(283)	(1,414)	(638)
Net loss	(301)	(283)	(1,416)	(638)
Net loss available to common unitholder	—	—	(1,483)	(648)
Earnings per unit — basic and diluted:
Net income available to common unitsholder	$—	$—	$(0.10)	$(0.04)
Weighted average common units outstanding	—	—	14,243,850	17,631,224

(1)         Because the IPO and the formation transactions were completed on July 24, 2013, the OP had no operations prior to that date. References in these notes to the consolidated and combined financial statements of Physicians Realty L.P. signify the Company for the period from July 24, 2013, the date of completion of the IPO and the formation transactions, and of the Predecessor for all prior periods.

PHYSICIANS REALTY L.P.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	—	$740	$2,551	$1	$740	$2,552	$3,292	(366)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(149)	2010	4/15/2010	50
Austell Medical Office Building	Atlanta, GA	—	289	1,992	313	289	2,305	2,594	(397)	1971	6/30/2008	36
Canton Medical Office Building	Atlanta, GA	6,207	710	7,225	97	710	7,322	8,032	(1,851)	1994	5/25/2007	30
Decatur Medical Office Building	Atlanta, GA	—	740	2,604	45	740	2,649	3,389	(679)	1974	10/12/2007	28
El Paso Medical Office Building	El Paso, TX	—	860	2,866	357	860	3,223	4,083	(1,293)	1987	8/24/2006	21
Farmington Professional Pavillion	Detroit, MI	—	580	1,793	87	580	1,880	2,460	(1,081)	1972	1/5/2006	15
Firehouse Square	Milwaukee, WI	2,765	1,120	2,768	—	1,120	2,768	3,888	(684)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	5,397	1,840	6,402	24	1,840	6,426	8,266	(1,674)	1968	12/22/2006	30
Ingham Regional Medical Center	Lansing, MI	—	310	2,893	(1,134)	310	1,759	2,069	(800)	1994	7/26/2006	39
Meadow View Professional Center	Kingsport, TN	10,410	2,270	11,344	—	2,270	11,344	13,614	(2,923)	2005	5/10/2007	30
Mid Coast Hospital Office Building	Portland, ME	7,869	—	11,247	8	—	11,255	11,255	(2,477)	2008	5/1/2008	30
New Albany Professional Building	Columbus, OH	—	237	2,767	20	237	2,787	3,024	(472)	2000	1/4/2008	42
Northpark Trail	Atlanta, GA	—	839	1,245	235	839	1,480	2,319	(539)	2001	12/28/2005	35
Remington Medical Commons	Chicago, IL	4,399	895	6,499	319	895	6,818	7,713	(1,464)	2008	6/1/2008	30
Stonecreek Family Health Center	Columbus, OH	—	459	1,898	(153)	459	1,745	2,204	(687)	1996	9/15/2006	23
Summit Healthplex	Atlanta, GA	—	2,633	15,576	4,412	2,633	19,988	22,621	(3,735)	2002	7/3/2008	44
Valley West Hospital Medical Office Building	Chicago, IL	4,878	—	6,275	611	—	6,886	6,886	(1,588)	2007	11/1/2007	30
East El Paso MOB	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(171)	2004	8/30/2013	35
East El Paso Surgery Center	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(875)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(613)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	18,750	—	34,208	—	—	34,208	34,208	(891)	2010	9/30/2013	48
Foundation Surgical Affiliates MOB	Oklahoma City, OK	7,647	1,300	12,724	—	1,300	12,724	14,024	(370)	2004	9/30/2013	43
Pensacola Medical Office Building	Pensacola, FL	—	990	5,005	6	990	5,011	6,001	(128)	2012	10/4/2013	49
Central Ohio Neurosurgical Surgeons MOB (CONS)	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(188)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,224	—	203	3,224	3,427	(102)	1999	12/11/2013	33

Eagles Landing Family Practice Medical Office Building	Conyers, GA	—	1,000	3,345	—	1,000	3,345	4,345	(78)	2008	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	800	4,893	—	800	4,893	5,693	(116)	2007	2/19/2014	36
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	400	5,086	—	400	5,086	5,486	(116)	2006	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	Jackson, GA	—	800	4,600	—	800	4,600	5,400	(103)	2010	2/19/2014	38
Foundation Surgical Hospital of San Antonio	San Antonio, TX	9,783	2,230	23,346	—	2,230	23,346	25,576	(634)	2007	2/19/2014	35
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(104)	2007	2/16/2014	35
21st Century Radiation Oncology — Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(211)	1975	2/26/2014	27
21st Century Radiation Oncology — Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(79)	1987	2/26/2014	35
21st Century Radiation Oncology — Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(45)	1992	2/26/2014	38
21st Century Radiation Oncology — Port Charlotte	Port Charlotte, FL	—	269	2,326	—	269	2,326	2,595	(57)	1996	2/26/2014	36
Peachtree Dunwoody Medical Office Building Center	Atlanta, GA	—	6,046	27,435	7	6,046	27,442	33,488	(936)	1987	2/28/2014	25
Lifecare LTACH — Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(315)	1987	3/28/2014	30
Lifecare LTACH — Ft Worth	Ft. Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(632)	1987	3/28/2014	30
Pinnacle Health Medical Office Building	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(46)	2002	4/22/2014	35
Pinnacle Health Medical Office Building	Harrisburg, PA	—	795	4,601	—	795	4,601	5,396	(133)	1990	4/22/2014	25
South Bend Orthopaedics Medical Office Building	South Bend, IN	—	2,418	11,355	—	2,418	11,355	13,773	(217)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	—	185	5,820	6,005	(151)	1975	4/30/2014	30
Mississippi Ortho Medical Office Building	Jackson, MS	—	1,272	14,177	—	1,272	14,177	15,449	(248)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	—	—	3,917	3,917	(97)	1993	5/28/2014	25
Presbyterian Medical Plaza	Monroe, NC	—	1,195	5,681	—	1,195	5,681	6,876	(67)	2008	6/30/2014	45
Renaissance Ambulatory Surgery Center	Oshkosh, WI	—	228	7,658	—	228	7,658	7,886	(99)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(82)	1996	6/30/2014	30
500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(53)	2000	7/1/2014	35
550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(227)	2000	7/1/2014	35
574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(23)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(39)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(80)	2010	7/28/2014	35
The Oaks at Lady Lake	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(87)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(52)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(113)	1995	9/5/2014	35

Wayne State	Troy, MI	—	3,560	43,052	—	3,560	43,052	46,612	(392)	1986	9/10/2014	38
Zangmesiter	Columbus, OH	—	1,610	31,120	—	1,610	31,120	32,730	(203)	2007	9/30/2014	40
El Paso — Lee Trevino	El Paso, TX	—	2,294	11,316	183	2,294	11,499	13,793	(101)	1983	9/30/2014	30
El Paso — Kenworthy	El Paso, TX	—	728	2,178	—	728	2,178	2,906	(17)	1983	9/30/2014	35
El Paso — Murchison	El Paso, TX	—	2,283	24,543	—	2,283	24,543	26,826	(211)	1970	9/30/2014	30
Berger Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(43)	2007	9/30/2014	38
Ortho One — Columbus	Columbus, OH	—	—	16,234	—	—	16,234	16,234	(100)	2009	9/30/2014	45
Ortho One — Westerville	Westerville, OH	—	362	3,944	—	362	3,944	4,306	(25)	2007	9/30/2014	43
Pinnacle — 32 Northeast	Hershey, PA	—	408	3,232	—	408	3,232	3,640	(18)	1994	10/29/2014	33
Pinnacle — 240 Grandview	Camp Hill, PA	—	321	4,242	—	321	4,242	4,563	(22)	1980	10/29/2014	35
Pinnacle — 4518 Union Deposit	Harrisburg, PA	—	617	7,305	—	617	7,305	7,922	(42)	2004	10/29/2014	31
Pinnacle — 4520 Union Deposit	Harrisburg, PA	—	169	2,055	—	169	2,055	2,224	(13)	1997	10/29/2014	28
Pinnacle — Market Place Way	Harrisburg, PA	—	808	2,383	—	808	2,383	3,191	(11)	2004	10/29/2014	35
Columbus — 2000 10th Avenue	Columbus, GA	—	380	2,737	—	380	2,737	3,117	(12)	1989	11/20/2014	22
Columbus — 1942 North Avenue	Columbus, GA	—	91	273	—	91	273	364	(2)	1971	11/20/2014	12
Columbus — 920 18th Street	Columbus, GA	—	110	281	—	110	281	391	(3)	1982	11/20/2014	8
Columbus — 1900 10th Ave	Columbus, GA	—	474	5,580	—	474	5,580	6,054	(19)	1976	11/20/2014	26
Columbus — 1800 10th Ave	Columbus, GA	—	539	5,238	—	539	5,238	5,777	(17)	1976	11/20/2014	28
Columbus — 705 17th Street	Columbus, GA	—	372	2,346	—	372	2,346	2,718	(14)	1994	11/20/2014	15
Columbus — 615 19th Street	Columbus, GA	—	75	113	—	75	113	188	(3)	1976	11/20/2014	3
Columbus — 1968 North Avenue	Columbus, GA	—	89	32	—	89	32	121	(1)	1966	11/20/2014	4
Columbus — 633 19th Street	Columbus, GA	—	99	255	—	99	255	354	(3)	1972	11/20/2014	9
Columbus — 500 18th Street	Columbus, GA	—	430	170	—	430	170	600	(3)	1982	11/20/2014	8
Columbus — 2200 Hamilton Rd	Columbus, GA	—	267	1,579	—	267	1,579	1,846	(7)	1992	11/20/2014	22
Columbus — 1810 Stadium Drive	Phenix City, AL	—	202	149	—	202	149	351	(2)	1999	11/20/2014	30
Middletown Medical — 111 Maltese	Wallkill, NY	—	670	9,921	—	670	9,921	10,591	(24)	1988	11/26/2014	35
Middletown Medical — 2 Edgewater	Wallkill, NY	—	200	2,966	—	200	2,966	3,166	(7)	1992	11/26/2014	35
Carle Danville MOB	Danville, IL	—	607	7,136	—	607	7,136	7,743	(20)	2007	11/26/2014	33
Napoleon MOB	New Orleans, LA	—	1,202	7,412	5	1,202	7,417	8,619	—	1974	12/18/2014	25
West TN Bone & Joint — Physicians Drive	Jackson, TN	—	650	2,960	—	650	2,960	3,610	—	1996	12/30/2014	35
West TN Bone & Joint	Jackson, TN	—	1,254	5,215	—	1,254	5,215	6,469	—	1991	12/30/2014	31
		78,105	79,334	643,802	5,898	79,334	649,700	729,034	(32,772)

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$224,730	$111,149	$124,333
Acquisitions	505,379	113,225	—
Additions	900	806	786
Impairment	(1,750)	—	(937)
Dispositions	(225)	(450)	(13,033)
Balance as of the end of the year	$729,034	$224,730	$111,149

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$20,299	$16,495	$14,484
Acquisitions	6,575	694	—
Additions	5,898	3,110	3,024
Dispositions	—	—	(1,013)
Balance as of the end of the year	$32,772	$20,299	$16,495

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Limitations on Effectiveness of Controls and Procedures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Board of Trustees and Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Trustee Nomination Procedure”, “Audit Committee” and “Report of the Audit Committee of the Board of Trustees” included in the Trust's definitive proxy statement relating to the annual meeting of shareholders held on May 7, 2015, which was filed with the SEC on March 25, 2015 (the "2015 Proxy Statement").

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in “Part I., Item 1. Business — Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Summary Compensation Table,” “Employment Agreements with NEOs,” “Outstanding Equity Awards at Fiscal Year-End,” “401(k) Plan,” “Trustee Compensation” and “Compensation Committee Interlocks and Insider Participation” included in the Trust's 2015 Proxy Statement, which was filed with the SEC on March 25, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” included in the Trust's 2015 Proxy Statement, which was filed with the SEC on March 25, 2015.

Equity Compensation Plan Information

The table below presents information as of December 31, 2014 for the Trust's 2013 Equity Incentive Plan. The Trust does not have any equity compensation plans that have not been approved by its shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	55,680	(1)	—	1,991,333

Equity compensation plans not approved by security holders	—		—	—

(1)  Performance-based restricted stock units at target level granted to the Trust's officers under the 2013 Equity Incentive Plan, which will vest, if at all, based on achievement of performance criteria over a performance period, subject to the terms of the grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Certain Relationships and Related Transactions” and “Trustee Independence” included in the Trust's 2015 Proxy Statement, which was filed with the SEC on March 25, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference are “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” included in the Trust's 2015 Proxy Statement, which was filed with the SEC on March 25, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this report:

(1)                                 Financial Statements:

Physicians Realty Trust and Predecessor
Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets at December 31, 2014 and 2013	64
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	65
Consolidated and Combined Statements of Equity for the Year Ended December 31, 2014, 2013 and 2012	66
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	67
Notes to Consolidated and Combined Financial Statements	68

(2)         Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	86

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)                                 Exhibits:

See the Exhibit Index immediately following the signature page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY L.P. by: Physicians Realty Trust, its general partner

Dated: February 24, 2017	/s/ JOHN T. THOMAS
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Thomas and Jeffrey N. Theiler and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 24, 2017
John T. Thomas	President and Trustee (Principal Executive Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JEFFREY N. THEILER	Executive Vice President and	February 24, 2017
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	February 24, 2017
John W. Lucey	Administrative Officer (Principal Accounting Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ STANTON D. ANDERSON	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
William A. Ebinger, M.D.

/s/ TOMMY G. THOMPSON	Chairman of the Board of Trustees of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Richard A. Weiss

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.1	(2)	Form of Restricted Shares Award Agreement (Time Vesting) of Physicians Realty Trust
10.2	(3)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.3	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund I, dated as of June 19, 2013
10.4	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund II, dated as of June 19, 2013
10.5	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund III, dated as of June 19, 2013
10.6	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund IV, LP, dated as of June 19, 2013
10.7	(4)	Form of Shared Services Agreement by and among Physicians Realty Trust, Physicians Realty L.P. and B.C. Ziegler and Company
10.8	(4)
Membership Interest Purchase Agreement for the Arrowhead Commons property by and among Physicians Realty L.P., Birdie Zone, L.L.C., Ziegler Healthcare Real Estate Fund I and Ziegler-Arizona 23, LLC dated as of June 24, 2013

10.9	(5)	Agreement of Sale and Purchase, by and between Physicians Realty L.P. and 6800 Preston Limited dated August 21, 2013
10.10	(6)	Assignment and Assumption Agreement of Sale and Purchase by and between Foundation Surgical Hospital Affiliates, L.L.C. and DOC-FSH El Paso Medical Center, LLC, as of August 30, 2013
10.11	(6)	Agreement of Sale and Purchase by and between HCRI Texas Properties, Ltd., Health Care REIT, Inc., and Foundation Surgical Hospital Affiliates, L.L.C., as of August 30, 2013
10.12	(6)
Membership Interest Contribution Agreement by and among DOC-CCSC Crescent City Surgical Centre, LLC, Crescent City Surgical Centre Facility, LLC, Physicians Realty L.P. and the Members of Crescent City Surgical Centre Facility, LLC, dated as of September 30, 2013

10.13	(7)	Assignment and Assumption of Agreement of Sale and Purchase by and between Graymark Healthcare, Inc. and DOC-Greymark HQ OKC MOB, LLC, dated September 30, 2013
10.14	(7)	Agreement of Sale and Purchase, dated as of November 7, 2013, by and among Steele Properties I, LLC, Collyn Williams and Physicians Realty L.P.
10.15	(8)	Agreement of Sale and Purchase, dated as of January 29, 2014, by and between Octopods, LLC and Physicians Realty L.P.
10.16	(8)	Amendment to Agreement of Sale and Purchase, dated as of February 28, 2014, by and between Octopods, LLC and Physicians Realty L.P.
10.17	(8)	Second Amendment to Agreement of Sale and Purchase, dated as of April 30, 2014, by and between Octopods, LLC and Physicians Realty L.P.
10.18	(8)	Agreement of Sale and Purchase, dated as of February 10, 2014, by and between those Sellers set forth on Exhibit A thereto and Physicians Realty L.P.
10.19	(8)	Agreement of Sale and Purchase, dated as of February 19, 2014, by and between Foundation Bariatric Real Estate of San Antonio, LLLP, and DOC-FSH San Antonio Hospital, LLC
10.20	(8)	Agreement of Sale and Purchase, dated as of February 28, 2014, by and between North American Property Corporation, and DOC-PDMC Atlanta, LLC
10.21	(8)
Agreement of Sale and Purchase, dated as of March 28, 2014, by and between New LifeCare Hospitals of Pittsburgh, LLC, New LifeCare Hospitals of North Texas, LLC, DOC-LifeCare Ft. Worth Ltach, LLC, and DOC-LifeCare Pittsburgh Ltach, LLC

10.22	(9)	Amended and Restated Employment Agreement dated as of May 6, 2014, between Physicians Realty Trust and John T. Thomas**
10.23	(9)	Amended and Restated Employment Agreement dated as of May 6, 2014, between Physicians Realty Trust and John W. Lucey**
10.24	(9)	Amended and Restated Employment Agreement dated as of May 6, 2014, between Physicians Realty Trust and Mark D. Theine**
10.25	(9)	Physicians Realty Trust Incentive Bonus Plan**
10.26	(9)	Form of Restricted Share Award Agreement of Physicians Realty Trust- Executive (Time Vesting)**
10.27	(9)	Form of Restricted Share Award Agreement of Physicians Realty Trust - Trustees (Time Vesting)**
10.28	(9)	Form of Restricted Share Unit Award Agreement (Performance Units) of Physicians Realty Trust**

10.29	(10)	Employment Agreement dated as of May 13, 2014, between Physicians Realty Trust and Jeffrey Theiler**
10.30	(11)	First Amendment to Shared Services Agreement dated July 31, 2014, among B.C. Ziegler and Company, Physicians Realty Trust, and Physicians Realty L.P.
10.31	(12)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014**
10.32	(13)
Credit Agreement, dated September 18, 2014, among Physicians Realty L.P., Physicians Realty Trust and certain subsidiaries and other affiliates party thereto, KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, BMO Capital Markets, and the lenders party thereto

10.33	(14)	Agreement of Sale and Purchase, dated as of September 8, 2014, by and between Cassady Gateway Partners, LLC and DOC-3100 Plaza Properties Boulevard MOB, LLC
10.34	(14)	Contribution Agreement, dated as of September 8, 2014, by and between Curie Building, LLC, as successor by conversion to Cure Building, Ltd., and DOC-1755 Curie Drive MOB, LLC
10.35	(14)	Agreement of Sale and Purchase, dated as of September 8, 2014, by and between University Physician Group, d/b/a Wayne State University Physician Group and DOC-WSUPG Troy MOB, LLC
10.36	(15)	Agreement of Sale and Purchase, dated as of November 18, 2014, by and between Kennewick Trios 2014 LLC and Physicians Realty L.P.
10.37	(15)	Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, Minnetonka Medical Building, LLC, and DOC-15450 State Highway 7 MOB, LLC
10.38	(15)	Employment Agreement dated January 8, 2015, between Physicians Realty Trust and Bradley D. Page**
10.39	(16)	Amended and Restated Employment Agreement dated as of February 19, 2015, between Physicians Realty Trust and John Sweet**
10.40	(15)	Form of Restricted Share Award Agreement of Physicians Realty Trust - Executive (Time Vesting)**
10.41	(15)	Form of Restricted Share Unit Award Agreement of Physicians Realty Trust- Executive (Performance Vesting)**
10.42	(15)	Form of Restricted Share Unit Award Agreement of Physicians Realty Trust - Trustees (Time Vesting)**
16.1	(17)	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission, dated April 4, 2014
21.1		List of Subsidiaries of Physicians Realty L.P.*
23.1		Consent of Plante & Moran, PLLC*
23.2		Consent of Ernst & Young LLP*
24.1		Power of Attorney (included on signature page)*
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)*
101.INS		XBRL Instance Document(+)
101.SCH		XBRL Extension Schema Document(+)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(+)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(+)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(+)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(+)

*                                         Filed herewith

**                                  Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on February 6, 2015.
(2) Incorporated by reference to Amendment No. 3 to Physicians Realty Trust’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).
(3) Incorporated by reference to Amendment No. 2 to Physicians Realty Trust’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).
(4) Incorporated by reference to Amendment No. 4 to Physicians Realty Trust’s Registration Statement on Form S-11 filed with the SEC on July 3, 2013 (File No. 333-188862).
(5) Incorporated by reference to Physicians Realty Trust’s Quarterly Report on Form 10-Q filed with the SEC on August 30, 2013 (File No. 001-36007).
(6) Incorporated by reference to Physicians Realty Trust’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013 (File No. 001-36007).
(7) Incorporated by reference to Physicians Realty Trust’s Annual Report on Form 10-K filed with the SEC on March 21, 2014 (File No. 001-36007).
(8) Incorporated by reference to Physicians Realty Trust’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014

(File No. 001-36007).
(9) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on May 7, 2014.
(10) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on May 14, 2014.
(11) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on August 6, 2014.
(12) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on August 7, 2014.
(13) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on September 23, 2014.
(14) Incorporated by reference to Physicians Realty Trust’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014 (File No. 001-36007).
(15) Incorporated by reference to Physicians Realty Trust’s Annual Report on Form 10-K filed with the SEC on March 21, 2015.
(16) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on February 20, 2015.
(17) Incorporated by reference to Physicians Realty Trust’s Current Report on Form 8-K filed with the SEC on April 7, 2014.

(+) Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.